Form 10QSB
period 1996-09-30
GLENWAY FINANCIAL CORP
filed 1996-11-14
CIK 861997

FORM 10-QSB

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ____________ to _________________

                          Commission File No. 0-18664

                         GLENWAY FINANCIAL CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Delaware                                  31-1297820
-------------------------------                 ----------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                 Identification Number)


                  5535 Glenway Avenue Cincinnati, Ohio 45238
              --------------------------------------------------
              (Address of principal executive office) (Zip Code)


      Registrant's telephone number, including area code: (513) 922-5959

Check  whether  the issuer (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90
days.    Yes _X_     No ___

As of November 8, 1996, the latest practicable date, 1,151,335 shares of the registrant's common stock, $.01 par value, were outstanding.

                 Glenway Financial Corporation and Subsidiary

                                     INDEX


PART I      FINANCIAL INFORMATION                                      Page

            Consolidated Statements of Financial Condition               3

            Consolidated Statements of Operations                        5

            Consolidated Statements of Cash Flow                         6

            Notes to Consolidated Financial Statements                   8

            Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      10

PART II     OTHER INFORMATION                                           13

SIGNATURES                                                              14

                 Glenway Financial Corporation and Subsidiary

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                               1996
                                                                                   ----------------------------
ASSETS                                                                             September 30,       June 30,
                                                                                      (Dollars in thousands)

Cash and due from banks                                                               $  3,187       $  4,802
Federal funds sold                                                                         854            204
Interest-bearing deposits in other financial institutions                                  145            136
                                                                                      --------       --------
Cash and cash equivalents                                                                4,186          5,142
Investment securities - at amortized cost, approximate market value of $5,517            5,551          5,549
     and $5,499 at September 30, 1996 and June 30, 1996
Investment securities available for sale - at market                                     4,088          4,084
Mortgage-backed securities - at cost, approximate market value of $14,694 and           15,308         15,710
     $15,354 at September 30, 1996 and June 30, 1996
Mortgage-backed securities available for sale - at market                               14,421         14,761
Loans receivable - net                                                                 225,537        220,007
Loans held for sale - at lower of cost or market                                         1,091          1,094
Office premises and equipment - at depreciated cost                                      6,666          5,929
Real estate acquired through foreclosure                                                   179            242
Federal Home Loan Bank stock - at cost                                                   2,261          2,222
Accrued interest receivable on loans                                                     1,151          1,103
Accrued interest receivable on mortgage-backed securities                                  161            181
Accrued interest receivable on investments and interest-bearing deposits                    87            177
Cash surrender value - life insurance                                                    1,473          1,457
Prepaid expenses and other assets                                                          555            545
Prepaid federal income taxes                                                               488             30
Goodwill and other intangible assets - net of accumulated amortization                     524            576
                                                                                      --------       --------

     Total assets                                                                     $283,727       $278,809
                                                                                      ========       ========



                                                                                               1996
                                                                                   ----------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                               September 30,       June 30,

Deposits                                                                             $227,910          $222,768
Advances from Federal Home Loan Bank                                                   23,773            25,634
Loan to Employee Stock Ownership Plan                                                     209               213
Checks issued in excess of bank balance                                                 1,593             1,034
Advances by borrowers for taxes and insurance                                             820               242
Accounts payable on mortgage loans serviced for others                                    152               599
Accrued interest payable                                                                   50                56
Other liabilities                                                                       2,366               999
Deferred federal income taxes                                                             514               483
                                                                                     --------           --------
Total liabilities                                                                     257,387           252,028

Stockholders' equity
Serial preferred stock (500,000 shares of $.01 par value authorized; no                     -                 -
     shares issued)
Common stock - authorized, 3,000,000 shares at $.01 par value; 1,187,369 and               12                11
     1,130,854 shares issued at September 30, 1996 and June 30, 1996
Additional paid-in capital                                                             13,344            12,102
Retained earnings - substantially restricted                                           13,980            15,749
Required contributions for shares acquired by employee benefit plans                     (415)             (316)
Treasury stock - 36,034 and 39,157 shares at September 30, 1996 and June 30,             (581)             (756)
     1996 - at cost
Unrealized losses on securities designated as available for sale, net of                    -                (9)
                                                                                     --------          --------
     related tax effects
         Total stockholders' equity                                                    26,340            26,781
                                                                                     --------          --------
         Total liabilities and stockholders' equity                                  $283,727          $278,809
                                                                                     ========          ========


                 Glenway Financial Corporation and Subsidiary

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   For the three months ended September 30,

                                                                   1996       1995
                                                                  ------     ------
                                                               (Dollars in thousands)
Interest income
   Loans                                                         $ 4,468    $ 4,211
   Mortgage-backed securities                                        489        511
   Investment securities                                             151        180
   Interest-bearing deposits and other                                53         40
                                                                 -------    -------
       Total interest income                                       5,161      4,942
Interest expense
   Deposits                                                        2,766      2,620
   Borrowings                                                        305        380
                                                                 -------    -------
       Total interest expense                                      3,071      3,000
                                                                 -------    -------
       Net interest income                                         2,090      1,942
Provision for losses on loans                                         18         15
                                                                 -------    -------
       Net interest income after provision for losses on loans     2,072      1,927
Other income
   Gain on sale of loans                                               7          5
   Gain on sale of office premises                                  --           79
   Gain on sale of real estate acquired through foreclosure           21          2
   Other operating                                                   155        153
                                                                 -------    -------
       Total other income                                            183        239
General, administrative and other expense
   Employee compensation and benefits                                788        795
   Occupancy and equipment                                           115        111
   Federal deposit insurance premiums                              1,477        118
   Franchise taxes                                                    85         96
   Data processing                                                    57         51
   Amortization of goodwill and other intangible assets               52         55
   Other operating                                                   335        301
                                                                 -------    -------
       Total general, administrative and other expense             2,909      1,527
                                                                 -------    -------

       Earnings (loss) before income taxes (credits)                (654)       639

Federal income taxes (credits)
   Current                                                          (241)       246
   Deferred                                                           26        (11)
                                                                 -------    -------
       Total federal income taxes (credits)                         (215)       235
                                                                 -------    -------

       NET EARNINGS (LOSS)                                       $  (439)   $   404
                                                                 =======    =======

       EARNINGS (LOSS) PER SHARE                                 $  (.38)   $   .36
                                                                 =======    =======



                 Glenway Financial Corporation and Subsidiary

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                   For the three months ended September 30,



                                                                            1996        1995
                                                                           ------      ------
                                                                            (In thousands)
Cash flows from operating activities:
   Net earnings (loss) for the period                                   $   (439)   $    404
   Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
     Depreciation and amortization                                            62          50
     Provision for losses on loans                                            18          15
     Gain on sale of loans                                                    (7)         (5)
     Loans disbursed for sale in the secondary market                       (440)       (777)
     Proceeds from sale of loans                                             444         900
     Amortization of deferred loan origination fees                          (32)        (31)
     Amortization of goodwill and other intangible assets                     52          55
     Amortization of premiums and discounts on loans, investments and          5          10
       mortgage-backed securities - net
     Gain on sale of real estate acquired through foreclosure                (21)         (2)
     Gain on sale of office premises                                        --           (79)
     Federal Home Loan Bank stock dividends                                  (39)        (37)
     Increases (decreases) in cash due to changes in:
       Accrued interest receivable on loans                                  (48)        (41)
       Accrued interest receivable on mortgage-backed securities              20           5
       Accrued interest receivable on investment securities and
         interest-bearing deposits                                            90          32
       Prepaid expenses and other assets                                     (10)        528
       Accounts payable on mortgage loans serviced for others               (447)         20
       Other liabilities                                                   1,362        (496)
       Increase in checks issued in excess of bank balance                   559         196
       Federal income taxes
         Current                                                            (458)        264
         Deferred                                                             26         (11)
                                                                        --------    --------
             Net cash provided by operating activities                       697       1,000
Cash flows provided by (used in) investing activities:
   Principal repayments on mortgage-backed securities                        745         915
   Loan principal repayments                                              12,240      14,263
   Loan disbursements                                                    (17,861)    (18,650)
   Purchase of office premises and equipment                                (799)        (36)
   Proceeds from sale of office premises and equipment                      --           195
   Increase in cash surrender value of life insurance                        (16)        (17)
   Proceeds from sale of real estate acquired through foreclosure            195         396
                                                                        --------    --------
             Net cash used in investing activities                        (5,496)     (2,934)
                                                                        --------    --------
             Net cash used in operating and investing activities
               (subtotal carried forward)                                 (4,799)     (1,934)
                                                                        --------    --------



                 Glenway Financial Corporation and Subsidiary

               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                   For the three months ended September 30,


                                                                            1996        1995
                                                                           ------      ------
                                                                             (In thousands)
         Net cash used in operating and investing
              activities (subtotal brought forward)                      $ (4,799)   $ (1,934)
Cash flows provided by (used in) financing activities:
   Net increase in deposit accounts                                         5,142       6,301
   Proceeds from Federal Home Loan Bank advances                           14,950      11,250
   Repayment of Federal Home Loan Bank advances                           (16,811)    (13,950)
   Repayment of loan to Employee Stock Ownership Plan                          (4)       --
   Advances by borrowers for taxes and insurance                              578         534
   Dividends paid on common stock                                            (186)       (181)
   Issuance of shares under stock option and benefit plans                    174         208
                                                                         --------    --------
         Net cash provided by financing activities                          3,843       4,162
                                                                         --------    --------

Net increase (decrease) in cash and cash equivalents                         (956)      2,228

Cash and cash equivalents at beginning of period                            5,142       4,072
                                                                         --------    --------

Cash and cash equivalents at end of period                               $  4,186    $  6,300
                                                                         ========    ========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Federal income taxes                                                $    215    $   --
                                                                         ========    ========

     Interest on deposits and borrowings                                 $  3,077    $  2,810
                                                                         ========    ========

Supplemental disclosure of noncash investing activities:
   Transfer from loans to real estate acquired through foreclosure       $    117    $     71
                                                                         ========    ========

   Unrealized gains (losses) on securities designated as available for
     sale, net of tax effects                                            $      9    $     (4)
                                                                         ========    ========


                 Glenway Financial Corporation and Subsidiary

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       For the three month periods ended
                          September 30, 1996 and 1995


1.  Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three month periods ended
September 30, 1996 and 1995 are not necessarily indicative of the results which may be expected for an entire fiscal year.

2.  Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Glenway Financial Corporation (Glenway Financial or the Corporation) and its wholly-owned subsidiary, Centennial Savings Bank (the Savings Bank or Centennial). All significant intercompany items have been eliminated.

3.  Earnings Per Share

Earnings per share for the three months ended September 30, 1996 and 1995, has been computed based on 1,151,552 and 1,124,290 weighted-average shares outstanding, respectively. Weighted-average shares outstanding for the three months ended September 30, 1995, has been restated to give effect to the 5% stock dividend issued during the 1996 quarter. Fully-diluted earnings per share has not been presented as the dilutive effect of the Corporation's stock option plan is not material.

4.  Effects of Recent Accounting Pronouncements

In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. SFAS No. 121 is effective for financial statements for fiscal years beginning after December 15, 1995. Earlier application is encouraged. Glenway Financial adoption SFAS No. 121 on July 1, 1996, without material effect on consolidated financial position or results of operations.

In June 1994, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights," which requires that Glenway Financial recognize, as separate assets, rights to service mortgage loans for others, regardless of how those servicing rights are acquired. An institution that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells those loans with servicing rights retained would allocate some of the cost of the loans to the mortgage servicing rights. SFAS No. 122 requires that securitizations of mortgage loans be accounted for as sales of mortgage loans and acquisitions of mortgage-backed securities. Additionally, SFAS No. 122 requires that capitalized mortgage servicing rights and capitalized excess servicing receivables be assessed for impairment. Impairment is measured based

                 Glenway Financial Corporation and Subsidiary

                       For the three month periods ended
                          September 30, 1996 and 1995


4.  Effects of Recent Accounting Pronouncements (continued)

on fair value. SFAS No. 122 will apply prospectively to fiscal years beginning after December 15, 1995, to transactions in which an entity acquires mortgage servicing rights and to impairment evaluations of all capitalized mortgage servicing rights and capitalized excess servicing receivables whenever acquired. Retroactive application is prohibited. Management adopted SFAS No. 122 on July 1, 1996, without material effect on Glenway Financial's consolidated financial position or results of operations.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," establishing financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages all entities to adopt a new method of accounting to measure compensation cost of all employee stock compensation plans based on the estimated fair value of the award at the date it is granted. Companies are, however, allowed to continue to measure compensation cost for those plans using the intrinsic value based method of accounting, which generally does not result in compensation expense recognition for most plans. Companies that elect to continue using their existing accounting method are required to disclose in a footnote to the financial statements pro forma net earnings and, if presented, earnings per share, as if SFAS No. 123 had been adopted. The accounting requirements of SFAS No. 123 are effective for transactions entered into during fiscal years that begin after December 15, 1995; however, companies are required to disclose information for awards granted in their first fiscal year beginning after December 15, 1994. Management has determined that the Corporation will continue to account for stock-based compensation pursuant to Accounting Principles Board Opinion No. 25, and, therefore, adoption of SFAS 123 will not have a material effect on Glenway Financial's financial condition or results of operations.

In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers of Financial Assets, Servicing Rights, and Extinguishment of Liabilities," that provides accounting guidance for transfers of financial assets, servicing of financial assets, and extinguishment of liabilities. SFAS No. 125 introduces an approach to accounting for transfers of financial assets that provides a means of dealing with more complex transactions in which the seller disposes of only a partial interest in the assets, retains rights or obligations, makes use of special purpose entities in the transaction, or otherwise has continuing involvement with the transferred assets. The new accounting method, known as the financial components approach, provides that the carrying amount of the financial assets transferred be allocated to components of the transaction based on their relative fair values. SFAS No. 125 provides criteria for determining whether control of assets has been relinquished and whether a sale has occurred. If the transfer does not qualify as a sale, it is accounted for as a secured borrowing. Transactions subject to the provisions of SFAS No. 125 include, among others, transfers involving repurchase agreements, securitizations of financial assets, loan participations, factoring arrangements, and transfers of receivables with recourse. An entity that undertakes an obligation to service financial assets recognizes either a servicing asset or liability for the servicing contract (unless related to a securitization of assets, and all the securitized assets are retained and classified as held-to-maturity). A servicing asset or liability that is purchased or assumed is initially recognized at its fair value. Servicing assets and liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss and are subject to subsequent assessments for impairment based on fair value. SFAS No. 125 provides that a liability is removed from the balance sheet only if the debtor either pays the creditor and is relieved of its obligation for the liability or is legally released from being the primary obligor. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. SFAS No. 125 supersedes SFAS No. 122. Management does not believe that adoption of SFAS No. 125 will have a material adverse effect on Glenway Financial's consolidated financial position or results of operations.

                 Glenway Financial Corporation and Subsidiary

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

         For the three month periods ended September 30, 1996 and 1995

Changes in Financial Condition

The Corporation's assets totaled $283.7 million at September 30, 1996, an increase of $4.9 million, or 1.8%, from June 30, 1996, levels. The increase in assets was funded primarily by a $5.1 million increase in deposits and an increase in other liabilities of $1.4 million, which were offset by a $1.9 million reduction in Federal Home Loan Bank (FHLB) advances and a net loss of $439,000. The increase in other liabilities is due to the special assessment levied on all savings institutions insured by the Savings Association Insurance Fund (SAIF). The one-time assessment to recapitalize the SAIF became a liability of Glenway on September 30, 1996, and equaled 65.7 basis points on the balance of SAIF-insured deposits at March 31, 1995. The amount expensed by the Corporation totaled $1.35 million which amounted to $891,000 net of federal income tax. Cash, interest-bearing deposits and investment securities designated as held to maturity decreased by $954,000, or 8.9%, while mortgage-backed securities designated as held to maturity decreased by $402,000, or 2.6%, and investments and mortgage-backed securities designated as available for sale declined $336,000, or 1.8%.

Loans receivable increased by $5.5 million, or 2.5%, during the current three month period, as loan originations exceeded principal repayments by approximately $6.1 million and were partially offset by loan sales totaling $440,000. The majority of loans funded during the quarter were one-year adjustable-rate mortgage loans (ARMs), reflecting a shift in consumer preference toward adjustable-rate products, with initial ARM rates being considerably lower than the rate on fixed-rate loans of similar terms. Historically, the Savings Bank has retained ARMs because of the beneficial effect on interest rate risk management. Management has decided to continue its policy of holding ARM production and to use short-term FHLB advances to fund loan originations.

Deposits increased by $5.1 million, or 2.3%, for the three month period ended September 30, 1996, generally reflecting the increased demand for certificate of deposit products in the current period. During July, consumers responded favorably to a nine-month certificate offered at an interest rate of 5.84%.
Management continually strives to keep certificate of deposit rates competitive in its market as deposits are still the Savings Bank's preferred method of funding mortgage loans. However, alternative sources of funds, including FHLB advances, are frequently reviewed and utilized, when appropriate, in an effort to keep the cost of funds at acceptable levels.

Stockholders' equity declined by $441,000, or 1.6%, during the three months ended September 30,1996, primarily as a result of the period loss of $439,000 and payment of cash dividends of $186,000. These decreases were partially offset by a distribution of restricted shares in the amount of $147,000 and the exercise of stock options which resulted in a $40,000 decrease in treasury shares. During the quarter, the Corporation declared and distributed a 5% stock dividend in addition to cash dividends paid.

The Federal Deposit Insurance Corporation (FDIC) has adopted minimum regulatory capital ratio guidelines to which Centennial is subject. The Tier 1 leverage ratio (Tier 1 capital to adjusted total assets, as specified) requires a minimum ratio of between 3% and 5%, depending on whether an institution is anticipating or experiencing significant growth and has well-diversified risk and in general is considered a strong institution. Additionally, the Savings Bank is required to maintain a total risk-based capital ratio of 8%.

At September 30, 1996, Centennial's Tier 1 capital of $22.7 million, or 8.1%, exceeded the maximum Tier 1 leverage ratio of 5%, or $14.0 million, by $8.7 million. Centennial's risk-based capital of $23.8 million, or 13.1% of risk-weighted assets, exceeded the 8% capital requirement of $14.5 million by $9.3 million.

                 Glenway Financial Corporation and Subsidiary

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

         For the three month periods ended September 30, 1996 and 1995

Comparison of Operating Results for the Three Month Periods Ended
September 30, 1996 and 1995

General

The Corporation reported a net loss of $439,000 for the three months ended September 30, 1996, as compared to net earnings of $404,000 for the same period of 1995, a decrease of $843,000, or 208.7%. The decrease in earnings is attributable to the $1.35 million SAIF assessment, which amounted to $891,000 after tax.

Net Interest Income and Provision for Losses on Loans

Interest income on loans and mortgage-backed securities for the three months ended September 30, 1996, increased by $235,000, or 5.0%, from the 1995 period. This increase resulted primarily from growth of $14.2 million in the average portfolio outstanding year-to-year and higher yields during the 1996 period. Interest on investment securities and interest-bearing deposits decreased during the quarter by $16,000, or 7.3%, from the 1995 period due primarily to the decrease in yield levels on short-term deposits from year to year.

Interest expense on deposits increased by $146,000, or 5.6%, for the three months ended September 30, 1996. The increase resulted primarily from a $14.4 million increase in the average balance of deposits outstanding year to year. Interest on borrowings decreased by $75,000, or 19.7%, due to a $4.0 million decrease in the average of FHLB advances outstanding, as well as a slight decrease in borrowing interest rates.

As a result of the foregoing, net interest income increased by $148,000, or 7.6%, to a total of $2.1 million for the three months ended September 30, 1996, compared to $1.9 million for the same quarter in 1995.

The provision for losses on loans increased by $3,000 for the three months ended September 30, 1996, as compared to 1995. Additions to the provision during the 1996 quarter reflected increases to the Savings Bank's general loan loss allowance based on management's overall assessment of current and anticipated economic conditions, coupled with portfolio growth year-to-year. Nonperforming loans totaled $980,000 and $883,000 at September 30, 1996 and June 30, 1996, respectively. The loan loss allowance totaled $603,000 and $618,000 at September 30, 1996 and June 30, 1996, respectively, representing 61.5% and 70.0% of nonperforming loans at those respective dates.

Other Income

Other income for the three months ended September 30, 1996, decreased by $56,000, or 23.4%, primarily as a result of a decrease in the gain on sale of office premises of $79,000, which was partially offset by an increase of $19,000 in gain on sale of real estate acquired through foreclosure.

                 Glenway Financial Corporation and Subsidiary

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended
September 30, 1996 and 1995 (continued)

General, Administrative and Other Expense

General, administrative and other expense increased by $1.4 million, or 90.5%, for the three months ended September 30, 1996, compared to the same period in 1995, due primarily to a $1.4 million increase in federal deposit insurance premiums due to the special SAIF assessment. Other increases included a $34,000 increase in other operating expenses due to costs related to the promotion of the grand opening of the new main office at Glenway Crossing and a $6,000 increase in data processing expenses. These increases were partially offset by decreases of $11,000 in franchise taxes and $7,000 in employee benefits and compensation.

Legislation to recapitalize the SAIF provides for a special assessment of $.657 per $100 of SAIF deposits held at March 31, 1995, in order to increase SAIF reserves to the level required by law. The Savings Bank had $205.5 million in SAIF deposits at March 31, 1995, resulting in an assessment of approximately $1.35 million, or $891,000 after tax, which was recorded as a charge in the quarter ended September 30, 1996, and will be paid in November, 1996. In connection with the recapitalization, it is anticipated that the FDIC will refund a portion of the premium for the calendar fourth quarter equal to approximately five basis points of SAIF-insured deposits.

The legislation also provides for reduced premium rates for healthy savings associations beginning in 1997, estimated to be a rate of $.064 per $100 of SAIF-insured deposits.

A component of the recapitalization plan provides for the merger of the SAIF and BIF on January 1, 1999, assuming there are no savings associations chartered under federal law. Under separate proposed legislation, Congress is considering the elimination of the federal thrift charter and separate federal regulation of thrifts. If such legislations is passed, the Savings Bank will be regulated as a bank under Federal laws which will subject it to the more restrictive activity limits imposed on national banks.

Under separate legislation recently enacted, the Savings Bank is required to recapture, as taxable income, approximately $1.0 million of its bad debt reserve, which represents the post-1987 additions to the reserve, and will be unable to utilize the percentage of earnings method to compute its tax bad debt deduction in the future. The Savings Bank has provided deferred taxes for this amount and is permitted to amortize the recapture of its post-1987 percentage of earnings bad debt deductions over six years.

Federal Income Taxes

Due to the September 30, 1996, pretax loss of $654,000, a tax credit of $215,000 was recorded for federal income taxes. This represented a decrease of $450,000 from the 1995 quarter.

                         Glenway Financial Corporation

                                    PART II


ITEM 1.           Legal Proceedings

                  Not applicable


ITEM 2.           Changes in Securities

                  Not applicable


ITEM 3.           Defaults Upon Senior Securities

                  Not applicable


ITEM 4.           Submission of Matters to a Vote of Security Holders

                  On October 23, 1996, the Corporation's Annual Meeting of the Stockholders was held. Two directors were elected by the following votes:

                  Robert R. Sudbrook
                           For:  922,361                 Withheld:  4,212

                  Albert W. Moeller
                           For:  922,141                 Withheld:  4,432

                  Other matters were submitted to the stockholders, for which the following votes were cast:

                  Increase the number of shares available for issuance under the Corporation's 1990 Stock Option Plan by 50,000.

                  For:  864,915        Against:  49,835      Abstain:  11,032

                  Ratification of the appointment of Grant Thornton LLP as the Corporation's independent auditors for the fiscal year ending June 30, 1997.

                  For:  870,447        Against:  20,814      Abstain:  35,312


ITEM 5.           Other Information

                  On July 24, 1996, Glenway Financial declared a 5% stock dividend. The record date for the stock dividend was August 3, 1996, and the payment date was August 16, 1996.


ITEM 6.           Exhibits and Reports on Form 8-K

                  None

                         Glenway Financial Corporation


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  November 13, 1996                By: /s/Robert R. Sudbrook
                                            __________________________________
                                               Robert R. Sudbrook
                                               President





Date:  November 13, 1996                By: /s/David R. Kent
                                            __________________________________
                                               David R. Kent
                                               Chief Financial Officer