Form 10QSB
period 1996-12-31
GLENWAY FINANCIAL CORP
filed 1997-02-14
CIK 861997

FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended DECEMBER 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No. 0-18664

                          GLENWAY FINANCIAL CORPORATION
       __________________________________________________________________
             (Exact name of registrant as specified in its charter)

          Delaware                                        31-1297820
_______________________________                     ______________________
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                      Identification Number)

5535 Glenway Avenue
Cincinnati, Ohio                                     45238
_____________________                              __________
(Address of principal                              (Zip Code)
executive office)

Issuer's telephone number, including area code: (513) 922-5959

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes __X__                                     No _____


As of February 11, 1997, the latest practicable date, 1,187,369 shares of the registrant's common stock, $.01 par value, were issued.



                               Page 1 of 17 pages

                          Glenway Financial Corporation


                                      INDEX

                                                                      Page

PART I   -        FINANCIAL INFORMATION

                  Consolidated Statements of Financial
                  Condition                                             3

                  Consolidated Statements of Earnings                   5

                  Consolidated Statements of Cash Flows                 6

                  Notes to Consolidated Financial Statements            8

                  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                           11


PART II  -        OTHER INFORMATION                                    16

SIGNATURES                                                             17

                          Glenway Financial Corporation


                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                        December 31,       June 30,
       ASSETS                                                                              1996             1996
                                                                                         --------         ---------
Cash and due from banks                                                                 $   2,311         $   4,802
Federal funds sold                                                                           --                 204
Interest-bearing deposits in other financial institutions                                     862               136
                                                                                        ---------         ---------
          Cash and cash equivalents                                                         3,173             5,142

Investment securities - at amortized cost, approximate market value
  of $6,535 and $5,499 at December 31, 1996 and June 30, 1996                               6,556             5,549
Investment securities available for sale - at market                                         --               4,084
Mortgage-backed securities - at cost, approximate market value
  of $14,745 and $15,354 at December 31, 1996 and June 30, 1996                            15,025            15,710
Mortgage-backed securities available for sale - at market                                  11,471            14,761
Loans receivable - net                                                                    228,683           220,007
Loans held for sale - at lower of cost or market                                             --               1,094
Office premises and equipment - at depreciated cost                                         7,233             5,929
Real estate acquired through foreclosure                                                      405               242
Federal Home Loan Bank stock - at cost                                                      2,300             2,222

Accrued interest receivable on loans                                                        1,083             1,103
Accrued interest receivable on mortgage-backed securities                                     174               181
Accrued interest receivable on investments and
  interest-bearing deposits                                                                   100               177
Cash surrender value of life insurance                                                      1,549             1,457
Prepaid expenses and other assets                                                             403               545
Prepaid federal income taxes                                                                   94                30
Goodwill and other intangible assets - net of accumulated amortization                        472               576
                                                                                        ---------         ---------

          Total assets                                                                  $ 278,721         $ 278,809
                                                                                        =========         =========

                                                                                        December 31,       June 30,
       LIABILITIES AND STOCKHOLDERS' EQUITY                                                1996             1996
                                                                                         --------         ---------
Deposits                                                                                $ 228,753         $ 222,768
Advances from the Federal Home Loan Bank                                                   19,130            25,634
Loan to Employee Stock Ownership Plan                                                         139               213
Checks issued in excess of bank balance                                                       117             1,034
Advances by borrowers for taxes and insurance                                               1,397               242
Accounts payable on mortgage loans serviced for others                                        846               599
Accrued interest payable                                                                       69                56
Other liabilities                                                                           1,020               999
Deferred federal income taxes                                                                 413               483
                                                                                        ---------         ---------
          Total liabilities                                                               251,884           252,028

Stockholders' equity
  Serial preferred stock - 500,000 shares at $.01 par value authorized;
    no shares issued
  Common stock - authorized,  3,000,000 shares at $.01 par value;  1,187,369 and
    1,130,854 shares issued and outstanding at December 31, 1996 and
    June 30, 1996                                                                              12                11
  Additional paid-in capital                                                               13,389            12,102
  Retained earnings - substantially restricted                                             14,290            15,749
  Less required contributions for shares acquired by employee benefit plans                  (341)             (316)
  Less 30,227 and 39,157 shares of treasury stock at December 31,
    1996 and June 30, 1996 - at cost                                                         (581)             (756)
  Unrealized gains (losses) on securities designated as available for sale,
    net of related tax effects                                                                 68                (9)
                                                                                        ---------         ---------
          Total stockholders' equity                                                       26,837            26,781
                                                                                        ---------         ---------

          Total liabilities and stockholders' equity                                    $ 278,721         $ 278,809
                                                                                        =========         =========



                          Glenway Financial Corporation

                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)

                                                                             Six months ended              Three months ended
                                                                               December 31,                   December 31,
                                                                           1996           1995            1996           1995
                                                                        --------        --------       --------        --------
Interest income
  Loans                                                                 $  9,048        $  8,429       $  4,580        $  4,218
  Mortgage-backed securities                                                 954           1,009            465             498
  Investment securities                                                      254             368            103             188
  Interest-bearing deposits and other                                        103              82             50              42
                                                                        --------        --------       --------        --------
         Total interest income                                            10,359           9,888          5,198           4,946

Interest expense
  Deposits                                                                 5,473           5,289          2,707           2,669
  Borrowings                                                                 594             724            289             344
                                                                        --------        --------       --------        --------
         Total interest expense                                            6,067           6,013          2,996           3,013
                                                                        --------        --------       --------        --------

         Net interest income                                               4,292           3,875          2,202           1,933

Provision for losses on loans                                                139              30            121              15
                                                                        --------        --------       --------        --------
         Net interest income after provision
           for losses on loans                                             4,153           3,845          2,081           1,918

Other income
  Gain on sale of loans                                                       39               5             32            --
  Gain on sale of investments and mortgage-backed securities                  63            --               63            --
  Gain on sale of office premises                                           --                79           --              --
  Gain (loss) on sale of real estate acquired through foreclosure             20               2             (1)           --
  Other operating                                                            313             293            158             140
                                                                        --------        --------       --------        --------
         Total other income                                                  435             379            252             140

General, administrative and other expense
  Employee compensation and benefits                                       1,630           1,590            842             795
  Occupancy and equipment                                                    270             218            155             107
  Federal deposit insurance premiums                                       1,476             237             (1)            119
  Franchise taxes                                                            167             191             82              95
  Data processing                                                            154             119             97              68
  Amortization of goodwill and other intangible assets                       104             110             52              55
  Other operating                                                            644             577            309             276
                                                                        --------        --------       --------        --------
         Total general, administrative and other expense                   4,445           3,042          1,536           1,515
                                                                        --------        --------       --------        --------

         Earnings before income taxes                                        143           1,182            797             543

Federal income taxes
  Current                                                                    185             307            426              61
  Deferred                                                                  (110)            131           (136)            142
                                                                        --------        --------       --------        --------
         Total federal income taxes                                           75             438            290             203
                                                                        --------        --------       --------        --------

         NET EARNINGS                                                   $     68        $    744       $    507        $    340
                                                                        ========        ========       ========        ========

         EARNINGS PER SHARE                                             $    .06        $    .66       $    .44        $    .30
                                                                        ========        ========       ========        ========



                          Glenway Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the six months ended December 31,
                                 (In thousands)

                                                                             1996            1995
                                                                            ------          ------
Cash flows provided by (used in) operating activities:
  Net earnings for the period                                              $     68        $    744
  Adjustments to reconcile net earnings to net cash provided by
  (used in) operating activities:
    Depreciation and amortization                                               128             101
    Provision for losses on loans                                               139              30
    Gain on sale of loans                                                       (39)             (5)
    Gain on sale of investments and mortgage-backed securities                  (63)           --
    Loans disbursed for sale in the secondary market                           (440)         (2,277)
    Proceeds from sale of loans                                                 444             900
    Amortization of deferred loan origination fees                              (51)            (67)
    Amortization of goodwill and other intangible assets                        104             110
    Amortization of premiums and discounts on loans,
      investments and mortgage-backed securities - net                           17               2
    Amortization of expense related to employee benefit plans                   118              75
    Gain on sale of office premises                                            --               (79)
    Gain on sale of real estate acquired through foreclosure                    (20)             (2)
    Federal Home Loan Bank stock dividends                                      (78)            (74)
    Increases (decreases) in cash due to changes in:
      Accrued interest receivable on loans                                       20              (9)
      Accrued interest receivable on mortgage-backed securities                   7              12
      Accrued interest receivable on investment
        securities and interest-bearing deposits                                 77              (3)
      Prepaid expenses and other assets                                         142             519
      Accounts payable on mortgage loans serviced for others                    260            (172)
      Other liabilities                                                          21            (291)
      Increase (decrease) in checks issued in excess of bank balance           (917)          3,866
      Federal income taxes
        Current                                                                 (64)            (45)
        Deferred                                                               (110)            131
                                                                           --------        --------
         Net cash provided by (used in) operating activities                   (237)          3,466

Cash flows provided by (used in) investing activities:
  Principal repayments on mortgage-backed securities                          1,466           2,077
  Proceeds from sale of investments and mortgage-backed
    securities designated as available for sale                               6,762            --
  Purchase of investment securities                                          (2,000)            (50)
  Proceeds from maturities of investment securities                           1,000            --
  Loan principal repayments                                                  25,697          26,091
  Loan disbursements                                                        (33,700)        (33,180)
  Purchase of office premises and equipment                                  (1,432)           (709)
  Proceeds from sale of office premises and equipment                          --               195
  Proceeds from sale of real estate acquired through foreclosure                212             396
  Increase in cash surrender value of life insurance                            (92)            (33)
                                                                           --------        --------
         Net cash used in investing activities                               (2,087)         (5,213)
                                                                           --------        --------

         Net cash used in operating and investing
           activities (subtotal carried forward)                             (2,324)         (1,747)
                                                                           --------        --------



                          Glenway Financial Corporation

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                      For the six months ended December 31,
                                 (In thousands)

                                                                                          1996            1995
                                                                                         ------          ------
         Net cash used in operating and investing
           activities (subtotal brought forward)                                       $ (2,324)       $ (1,747)

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                                        5,985           7,949
  Proceeds from Federal Home Loan Bank advances                                          23,550          25,300
  Repayment of Federal Home Loan Bank advances                                          (30,054)        (25,431)
  Repayment of other borrowed money                                                         (74)            (74)
  Advances by borrowers for taxes and insurance                                           1,155             689
  Dividends paid on common stock                                                           (382)           (365)
  Shares issued under stock option and benefit plans                                        175             208
                                                                                       --------        --------
         Net cash provided by financing activities                                          355           8,276
                                                                                       --------        --------

Net increase (decrease) in cash and cash equivalents                                     (1,969)          6,529

Cash and cash equivalents at beginning of period                                          5,142           4,072
                                                                                       --------        --------

Cash and cash equivalents at end of period                                             $  3,173        $ 10,601
                                                                                       ========        ========


Supplemental  disclosure of cash flow  information:  Cash paid during the period for:
    Federal income taxes                                                               $    215        $    370
                                                                                       ========        ========

    Interest on deposits and borrowings                                                $  6,054        $  6,020
                                                                                       ========        ========

Supplemental disclosure of noncash investing activities:
  Transfer from loans to real estate
    acquired through foreclosure                                                       $    355        $    110
                                                                                       ========        ========

  Transfer of investments from held to maturity to available for sale                  $   --          $  1,000
                                                                                       ========        ========

  Transfer of mortgage-backed securities from held to maturity to
    available for sale                                                                 $   --          $ 12,118
                                                                                       ========        ========

  Unrealized gains on securities designated as available
    for sale, net of related tax effects                                               $     77        $    158
                                                                                       ========        ========


Supplemental disclosure of noncash financing activities:
  Issuance of treasury shares in exchange for outstanding
    shares related to exercise of stock options                                        $     40        $     20
                                                                                       ========        ========


                          Glenway Financial Corporation


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    For the three and six month periods ended
                           December 31, 1996 and 1995


    1.   BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the Annual Report on Form 10-KSB of Glenway Financial Corporation (the Corporation) for the fiscal year ended June 30, 1996. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and six month periods ended December 31, 1996 and 1995, are not necessarily indicative of the results which may be expected for an entire fiscal year.

    2.   PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of the Corporation, Centennial Savings Bank (the Savings Bank) and its wholly-owned subsidiary, Centennial Savings and Loan Service Corporation. All significant intercompany items have been eliminated.

    3.  EARNINGS PER SHARE

    Earnings per share for the three months ended December 31, 1996 and 1995, has been computed based on 1,157,142 and 1,130,877 weighted-average shares outstanding, respectively.

    Earnings per share for the six months ended December 31, 1996 and 1995, has been computed based on 1,154,347 and 1,127,583 weighted-average shares outstanding. Weighted-average shares outstanding for the six and three month periods ended December 31, 1995, have been restated for a 5.0% stock dividend paid in August 1996. Fully-diluted earnings per share has not been presented as the dilutive effect of the Corporation's stock option plan is not material.

    4.   EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

    In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS No). 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. In performing the review for recoverability, the entity should estimate the future cash flows expected to result from the use

                          Glenway Financial Corporation

                    For the three and six month periods ended
                           December 31, 1996 and 1995


    4.   EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS (continued)

    of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. SFAS No. 121 is effective for financial statements for fiscal years beginning after December 15, 1995 (fiscal 1997 as to the Corporation). Earlier application is encouraged. Management adopted SFAS No. 121 effective July 1, 1996, as required, without material effect on the Corporation's consolidated financial position or results of operations.

    In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage-Servicing Rights", which requires that the Corporation recognize as separate assets rights to service mortgage loans for others, regardless of how those servicing rights are acquired. An institution that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells those loans with servicing rights retained would allocate some of the cost of the loans to the mortgage servicing rights. SFAS No. 122 requires that securitizations of mortgage loans be accounted for as sales of mortgage loans and acquisitions of mortgage-backed securities. Additionally, SFAS No. 122 requires that capitalized mortgage servicing rights and capitalized excess servicing receivables be assessed for impairment. Impairment is measured based on fair value. SFAS No. 122 would be applied prospectively to fiscal years beginning after December 15, 1995 (July 1, 1996, as to the Corporation), to transactions in which an entity acquires mortgage servicing rights and to impairment evaluations of all capitalized mortgage servicing rights and capitalized excess servicing receivables whenever acquired. Retroactive application is prohibited and earlier adoption is encouraged. Management adopted SFAS No. 122 effective July 1, 1996, without material effect on the Corporation's consolidated financial position or results of operations.

    In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", establishing financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages all entities to adopt a new method of accounting to measure compensation cost of all employee stock compensation plans based on the estimated fair value of the award at the date it is granted. Companies are, however, allowed to continue to measure compensation cost for those plans using the intrinsic value based method of accounting, which generally does not result in compensation expense recognition for most plans. Companies that elect to remain with the existing accounting are required to disclose in a footnote to the financial statements pro forma net earnings and, if presented, earnings per share, as if SFAS No. 123 had been adopted. The accounting requirements of SFAS No. 123 are effective for transactions entered into during fiscal years that begin after December 15, 1995; however, companies are required to disclose information for awards granted in their first fiscal year beginning after December 15, 1994. Management has determined that the Corporation will continue to account for stock-based compensation pursuant to Accounting Principles Board Opinion No. 25 and, therefore, the provisions of SFAS No. 123 will have no effect on its consolidated financial condition or results of operations.

                          Glenway Financial Corporation


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                    For the three and six month periods ended
                           December 31, 1996 and 1995


    4.   EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS (continued)

    In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers of Financial Assets, Servicing Rights, and Extinguishment of Liabilities", that provides accounting guidance on transfers of financial assets, servicing of financial assets, and extinguishment of liabilities. SFAS No. 125 introduces an approach to accounting for transfers of financial assets that provides a means of dealing with more complex transactions in which the seller disposes of only a partial interest in the assets, retains rights or obligations, makes use of special purpose entities in the transaction, or otherwise has continuing involvement with the transferred assets. The new accounting method, referred to as the financial components approach, provides that the carrying amount of the financial assets transferred be allocated to components of the transaction based on their relative fair values. SFAS No. 125 provides criteria for determining whether control of assets has been relinquished and whether a sale has occurred. If the transfer does not qualify as a sale, it is accounted for as a secured borrowing. Transactions subject to the provisions of SFAS No. 125 include, among others, transfers involving repurchase agreements, securitizations of financial assets, loan participations, factoring arrangements, and transfers of receivables with recourse.

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

    SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1997, and is to be applied prospectively. Earlier or retroactive application is not permitted. Management does not believe that adoption of SFAS No. 125 will have a material adverse effect on the Corporation's consolidated financial position or results of operations.

                          Glenway Financial Corporation


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


DISCUSSION OF FINANCIAL CONDITION CHANGES FROM JUNE 30, 1996 TO
DECEMBER 31, 1996

The Corporation's assets totaled $278.7 million at December 31, 1996, a decrease of $88,000, or .03%, from June 30, 1996 levels. Assets remained relatively unchanged due to the use of proceeds from the sale of securities designated as available for sale of $6.8 million to repay $6.5 million of advances from the Federal Home Loan Bank. Investment securities and investment securities available for sale decreased by $3.1 million, or 31.9%, while mortgage-backed securities and mortgage-backed securities available for sale decreased by $4.0 million, or 13.0%. The combined decrease in investment and mortgage-backed securities of $7.1 million resulted from the sale of $6.8 million of securities designated as available for sale, scheduled maturities of $1 million and principal payments on mortgage-backed securities of $1.5 million. These decreases were partially offset by the purchase of U.S. Treasury Notes of $2 million.

Loans receivable and loans held for sale increased by $7.6 million, or 3.4%, during the current six month period, as loan originations of $34.1 million exceeded principal repayments of $25.7 million by approximately $8.4 million and were partially offset by loan sales totaling $440,000. Loans funded during the period consisted of both fixed and adjustable rate products. Historically, the Savings Bank has retained adjustable rate mortgage loans (ARMS) because of the beneficial effect on interest rate risk management. When market conditions are favorable, fixed rate loans are sold in the secondary market.

Deposits increased by $6.0 million, or 2.7%, for the current six month period. During July, consumers responded favorably to a nine month certificate of deposit offered by the Savings Bank at an interest rate of 5.84%. Management continually strives to keep certificates of deposit rates competitive in its market, however, alternate sources of funds are frequently reviewed to maintain the cost of funds. Federal Home Loan Bank advances decreased by $6.5 million, or 25.4%.

Stockholders' equity increased by $56,000 during the current six month period, as a result of period earnings of $68,000, proceeds from exercises of stock options totaling $175,000 and a $77,000 increase in unrealized gains on securities designated as available for sale. Additionally, during the first quarter, the final distribution of restricted shares awarded in 1993 under the Corporation stock option plan increased additional paid in capital by $147,000. These increases were partially offset by cash dividends paid of $382,000 for the six months ended 1996.

The Federal Deposit Insurance Corporation (FDIC) has adopted minimum regulatory capital ratio guidelines to which the Savings Bank is subject. The required range of the Tier 1 leverage ratio (Tier 1 capital to adjusted total assets, as specified) is a minimum ratio of 3% and a maximum ratio of 5%. Additionally, the Savings Bank is required to maintain a total risk-based capital ratio of 8%.

At December 31, 1996, Centennial's Tier 1 capital of $23.5 million, or 8.6%, exceeded the maximum Tier 1 leverage ratio of 5%, or $13.8 million, by $9.8 million. Centennial's risk-based capital of $24.2 million, or 14.1% of total risk-weighted assets, exceeded the 8% minimum capital requirement of $13.8 million by $10.4 million.

                          Glenway Financial Corporation


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


COMPARISON OF OPERATING RESULTS FOR THE SIX MONTH PERIODS ENDED DECEMBER 31, 1996 AND 1995

GENERAL

Net earnings amounted to $68,000 for the six months ended December 31, 1996, as compared to $744,000 for the same period of 1995, a decrease of $676,000, or 90.9%. The decrease in earnings was primarily attributable to the Savings Association Insurance Fund (SAIF) assessment, which totaled approximately $1.35 million, or $891,000 after tax. Additionally, the decline in earnings resulted from an increase in general, administrative and other expense of $53,000, and a $109,000 increase in the provision for losses on loans. These increases were partially offset by a $417,000 increase in net interest income and a $56,000 increase in other income.

NET INTEREST INCOME

Interest income on loans and mortgage-backed securities for the six months ended December 31, 1996, increased by $564,000, or 6.0%, over the 1995 period. This increase resulted primarily from growth of $3.6 million in the average mortgage portfolio outstanding year to year, coupled with higher yields during the 1996 period. Interest on investments and interest-bearing deposits decreased by $93,000, or 20.7%, from the 1995 period, due mainly to the sale of $6.8 million of securities designated as available for sale.

Interest expense on deposits increased by $184,000, or 3.5%, for the six months ended December 31, 1996, as compared to the comparable period in 1995. This increase was due primarily to growth of $6.0 million in the average deposit balances outstanding year to year, as well as an increase in the cost of funds. Interest on borrowings decreased $130,000, or 18.0%, due to a decrease in the level of borrowings year to year.

PROVISION FOR LOSSES ON LOANS

The provision for losses on loans totaled $139,000 for the six months ended December 31, 1996, an increase of $109,000 over the comparable 1995 period. The provision during the 1996 period resulted from growth in the loan portfolio, as well as changes in the composition of the loan portfolio. Nonperforming loans totaled $898,000 and $883,000 at December 31, 1996, and June 30, 1996,
respectively. The loan loss allowance totaled $710,000 and $618,000 at December 31, 1996, and June 30, 1996, respectively, representing 79.1% and 70.0% of nonperforming loans and .31% and .27% of total loans at those respective dates. Although management believes that its allowance for loan losses at December 31, 1996, is adequate based upon facts and circumstances available to it, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

The foregoing statement is a  "forward-looking"  statement within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Factors that could affect the adequacy of the loan loss allowance include, but are not limited to, the following: (1) changes in the national and local economy which may negatively impact the ability of borrowers to repay their loans and which may cause the value of real estate and other properties that secure outstanding loans to decline; (2) unforeseen adverse changes in circumstances with respect to certain large loan borrowers; (3) decreases in the value of collateral securing consumer

                          Glenway Financial Corporation


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


COMPARISON OF OPERATING RESULTS FOR THE SIX MONTH PERIODS ENDED DECEMBER 31, 1996 AND 1995 (continued)

loans to amounts equal to less than the outstanding balances of the consumer loans; and (4) determinations by various regulatory agencies that the Savings Bank must recognize additions to its loan loss allowance based on such regulators' judgment of information available to them at the time of their examinations.

OTHER INCOME

Other income for the six months ended December 31, 1996, increased by $56,000, or 14.8%, primarily as a result of a $63,000 gain on sale of securities, an increase in gain on sale of loans of $34,000, and an $18,000 increase in gain on sale of real estate acquired through foreclosure, which more than offset the 1995 period income attributable to the recognition of a gain on sale of office premises of $79,000.

GENERAL, ADMINISTRATIVE AND OTHER EXPENSE

General, administrative and other expense increased by $1.4 million, or 46.1%, for the six months ended December 31, 1996, due primarily to a $1.2 million increase in federal deposit insurance premiums as a result of the one-time SAIF assessment. Other increases included a $67,000, or 11.6%, increase in other operating expenses, a $40,000, or 2.5%, increase in employee compensation and benefits, a $52,000, or 23.9%, increase in occupancy and equipment and an increase in data processing expense of $35,000, or 29.4%, over the prior six month period. These increases were partially offset by declines of $24,000 in franchise taxes and $6,000 in goodwill amortization.

The one-time SAIF assessment was part of legislation passed in 1996 to recapitalize the SAIF and to eliminate a disparity in deposit insurance premiums paid SAIF-insured institutions and those paid by institutions whose deposits are insured by the Bank Insurance Fund. As a result of such legislation, SAIF-insured institutions, including the Savings Bank, paid an assessment of $.657 per $100 of deposits held at March 31, 1995. The Savings Bank had $206.0 million in deposits at March 31, 1995, resulting in an assessment of $1.35 million, or $891,000 after tax, which was recorded on September 30, 1996, and was paid in November 1996. The assessment was partially offset by a rebate of federal deposit insurance premiums for the quarter ended December 31, 1996, totaling $129,000.

The increase in employee compensation and benefits resulted primarily from an increase in compensation related to early retirements and terminations of personnel. The increase in occupancy and equipment was due to increased depreciation charges and other costs associated with the new main office facility, while the increase in data processing resulted from enhancements to the Corporation's data processing systems. The increase in other operating expenses resulted primarily from a $36,000 increase in advertising costs related to the new office location grand opening, a $14,000 increase in office supplies and pro-rata increases in other operating costs.

                          Glenway Financial Corporation


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


COMPARISON OF OPERATING RESULTS FOR THE SIX MONTH PERIODS ENDED DECEMBER 31, 1996 AND 1995 (continued)

FEDERAL INCOME TAXES

The provision for federal income taxes amounted to $75,000 for the six months ended December 31, 1996, a decrease of $363,000, or 82.9%, from the 1995 period. The decrease resulted primarily from a $1.0 million, or 87.9%, decline in pretax earnings due to the SAIF assessment, coupled with a decline in the amortization of certain nondeductible intangible expense items. The effective tax rates for the six months ended December 31, 1996 and 1995, were 52.4 % and 37.1%, respectively.


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTH PERIODS ENDED DECEMBER 31, 1996 AND 1995

GENERAL

Net earnings for the second quarter of 1996 amounted to $507,000, as compared to net earnings of $340,000 for the 1995 quarter, an increase of $167,000, or 49.1%. Such increase in current quarter earnings is principally attributable to an increase in net interest income after provision for loan losses of $163,000 and an increase in other income of $112,000, which were partially offset by an increase in the provision for federal income taxes of $87,000, and an increase in general, administrative and other expenses of $21,000.

NET INTEREST INCOME

Interest income on loans and mortgage-backed securities increased by $329,000, or 7.0%, during the current quarter as a result of the growth in loans receivable. Interest on investments and interest-bearing deposits decreased by $77,000, or 33.5%, due to the sale of investment securities designated as available for sale during October 1996.

Interest on deposits for the 1996 quarter increased by $38,000, or 1.4%. Interest on borrowings decreased by $55,000, or 16.0%, due primarily to the decline in the outstanding balance.

PROVISION FOR LOSSES ON LOANS

The provision for losses on loans totaled $121,000 for the three month period ended December 31, 1996, an increase of $106,000 over the comparable 1995 quarter. The increase resulted primarily from growth in the loan portfolio.

OTHER INCOME

Other income for the three months ended December 31, 1996, increased by $112,000, or 80.0%, primarily as a result of a $63,000 gain on sale of securities and a $32,000 gain on sale of loans.

                          Glenway Financial Corporation


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTH PERIODS ENDED DECEMBER 31, 1996 AND 1995 (continued)

GENERAL, ADMINISTRATIVE, AND OTHER EXPENSE

General, administrative and other expense increased by $21,000, or 1.4%, for the three months ended December 31, 1996, due primarily to an increase in employee compensation and benefits of $47,000, or 5.9%, an increase in other operating expense of $33,000, or 12.0%, and an increase in occupancy and equipment expense of $48,000, or 44.9%, for the reasons set forth above. These increases were partially offset by a refund of $129,000 of SAIF premiums paid for the quarter.

FEDERAL INCOME TAXES

The provision for federal income taxes totaled $290,000 for the quarter ended December 31, 1996, an increase of $87,000, or 42.9%, over the comparable 1995 quarter. The increase resulted primarily from a $254,000, or 46.8%, increase in pretax earnings. The effective tax rates were 36.4% and 37.4% for the three months ended December 31, 1996 and 1995, respectively.

                          Glenway Financial Corporation


                                     PART II


ITEM 1.  LEGAL PROCEEDINGS

                  Not applicable


ITEM 2.  CHANGES IN SECURITIES

                  Not applicable


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  Not applicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.  OTHER INFORMATION

                  Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  None

                          Glenway Financial Corporation


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date: 2-13-97                             By: /s/ Robert R. Sudbrook
                                              __________________________________
                                                  Robert R. Sudbrook
                                                  President




Date: 2-13-97                             By: /s/ Gregory P. Niesen
                                              __________________________________
                                                  Gregory P. Niesen
                                                  Chief Financial Officer