Form 10QSB
period 1997-03-31
GLENWAY FINANCIAL CORP
filed 1997-05-15
CIK 861997

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1997


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

                           Commission File No. 0-18664

                          GLENWAY FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

            Delaware                                   31-1297820
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                   Identification Number)

                   5535 Glenway Avenue, Cincinnati, Ohio 45238
               (Address of principal executive office) (Zip Code)

       Registrant's telephone number, including area code: (513) 922-5959

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                            Yes __X__       No _____


As of May 2, 1997, the latest practicable date, 1,142,997 shares of the registrant's common stock, $.01 par value, were issued and outstanding.

                  Glenway Financial Corporation and Subsidiary

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


                  Glenway Financial Corporation and Subsidiary

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                      (In thousands, except per share data)


     ASSETS                                                                     March 31,        June 30,
                                                                                   1997            1996
                                                                                ---------        --------

Cash and due from banks                                                         $   3,200       $   4,802
Federal funds sold                                                                    513             204
Interest-bearing deposits in other financial institutions                             112             136
                                                                                ---------       ---------
         Cash and cash equivalents                                                  3,825           5,142

Investment securities - at amortized cost, approximate market value
       of $6,490 and $5,499 at March 31, 1997, and June 30, 1996                    6,558           5,549
Investment securities available for sale - at market                                 --             4,084
Mortgage-backed securities - at cost, approximate market value
     of $13,925 and $15,354 at March 31, 1997, and June 30, 1996                   14,307          15,710
Mortgage-backed securities available for sale - at market                          10,086          14,761
Loans receivable - net                                                            232,480         220,007
Loans held for sale - at lower of cost or market                                     --             1,094
Office premises and equipment - at depreciated cost                                 7,119           5,929
Real estate acquired through foreclosure                                              250             242
Federal Home Loan Bank stock - at cost                                              2,340           2,222

Accrued interest receivable on loans                                                1,171           1,103
Accrued interest receivable on mortgage-backed securities                             162             181
Accrued interest receivable on investments and interest-bearing deposits               59             177
Cash surrender value - life insurance                                               1,567           1,457
Prepaid expenses and other assets                                                     469             545
Prepaid federal income taxes                                                         --                30
Goodwill and other intangible assets - net of accumulated amortization                420             576
                                                                                ---------       ---------

         Total assets                                                           $ 280,813       $ 278,809
                                                                                =========       =========



LIABILITIES AND STOCKHOLDERS' EQUITY                                             March 31,       June 30,
                                                                                   1997           1996
                                                                                 ---------       --------

Deposit accounts                                                                $ 227,517       $ 222,768
Advances from Federal Home Loan Bank                                               22,663          25,634
Loan to Employee Stock Ownership Plan                                                 139             213
Checks issued in excess of bank balances                                            1,018           1,034
Advances by borrowers for taxes and insurance                                         798             242
Accounts payable on mortgage loans serviced for others                                155             599
Accrued interest payable                                                               53              56
Other liabilities                                                                   1,055             999
Accrued federal income tax                                                             67            --
Deferred federal income taxes                                                         507             483
                                                                                ---------       ---------
         Total liabilities                                                        253,972         252,028



Stockholders' equity
Serial preferred stock - authorized 500,000 shares of $.01  par value;
       no shares issued                                                              --              --
Common stock - authorized, 3,000,000 shares of $.01 par value;
       1,143,769 and 1,187,397 shares issued and outstanding at
       March 31, 1997, and June 30, 1996                                               12              11
Additional paid-in capital                                                         13,343          12,102
Retained earnings - substantially restricted                                       14,646          15,749
Less: required contributions for shares acquired by employee benefit plans           (308)           (316)
Less treasury stock - at cost, 43,600 and 41,115 shares at March 31, 1997,
     and June 30, 1996                                                               (878)           (756)
Unrealized gains (losses) on securities designated as available for sale,
     net of related tax effects                                                        26
                                                                                                       (9)
         Total stockholders' equity                                                26,841          26,781
                                                                                ---------       ---------

         Total liabilities and stockholders' equity                             $ 280,813       $ 278,809
                                                                                =========       =========



                  Glenway Financial Corporation and Subsidiary

                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)


                                                                    Nine months ended        Three months ended
                                                                        March 31,                 March 31,
                                                                    1997          1996        1997        1996
                                                                  --------      --------    --------    --------
Interest income
   Loans                                                           $13,695     $ 12,734      $4,647     $ 4,305
   Mortgage-backed securities                                        1,362        1,489         408         480
   Investment securities                                               353          532          99         164
   Interest-bearing deposits and other                                 156          136          53          54
                                                                   -------     --------      ------     -------
       Total interest income                                        15,566       14,891       5,207       5,003

Interest expense
   Deposits                                                          8,189        7,924       2,716       2,635
   Borrowings                                                          907        1,057         313         333
                                                                   -------     --------      ------     -------
       Total interest expense                                        9,096        8,981       3,029       2,968
                                                                   -------     --------      ------     -------

       Net interest income                                           6,470        5,910       2,178       2,035

Provision for losses on loans                                          170           45          31          15
                                                                   -------     --------      ------     -------
       Net interest income after provision for losses on loans       6,300        5,865       2,147       2,020

Other income
   Gain on sale of loans                                                39           36        --            31
   Gain (loss) on investment securities transactions                    63           (7)       --            (7)
   Gain on sale of real estate acquired through foreclosure             21            2           1        --
   Gain on sale of office premises and equipment                      --            144        --            65
   Other operating                                                     486          432         173         139
                                                                   -------     --------      ------     -------
       Total other income                                              609          607         174         228

General, administrative and other expense
   Employee compensation and benefits                                2,397        2,518         767         928
   Occupancy and equipment                                             428          293         158          75
   Federal deposit insurance premiums                                1,512          361          36         124
   Franchise taxes                                                     260          286          93          95
   Data processing                                                     246          188          92          69
   Amortization of goodwill and other intangible assets                156          165          52          55
   Other operating                                                     917          900         273         323
                                                                   -------     --------      ------     -------
       Total general, administrative and other expense               5,916        4,711       1,471       1,669
                                                                   -------     --------      ------     -------

       Earnings before income taxes                                    993         1761         850         579

Federal income taxes
   Current                                                             367          494         182         187
   Deferred                                                              6          159         116          28
                                                                   -------     --------      ------     -------
       Total federal income taxes                                      373          653         298         215
                                                                   -------     --------      ------     -------

       NET EARNINGS                                                $   620     $  1,108      $  552     $   364
                                                                   =======     ========      ======     =======

       EARNINGS PER SHARE                                          $   .54     $    .97      $  .48     $   .31
                                                                   =======     ========      ======     =======




                  Glenway Financial Corporation and Subsidiary
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the nine months ended March 31,
                                 (In thousands)

                                                                              1997         1996
                                                                            --------     --------
Cash flows provided by (used in) operating activities:
   Net earnings for the period                                            $    620      $  1,108
     Adjustments to reconcile net earnings to net cash provided by
        (used in) operating activities:
     Depreciation and amortization                                             211           153
     Provision for losses on loans                                             170            45
     Gain on sale of loans                                                     (39)          (36)
     (Gain) loss on investments and mortgage-backed securities                 (63)            7
     Loans disbursed for sale in the secondary market                         (440)       (3,361)
     Proceeds from sale of loans                                               444         2,834
     Amortization of deferred loan origination fees                            (78)          (95)
     Amortization of goodwill and other intangible assets                      156           165
     Amortization of premiums and discounts on loans, investments
        and mortgage-backed securities - net                                    29            25
     Amortization of expense related to employee benefit plans                 118           229
     Gain on sale of office premises                                          --            (144)
     Gain on sale of real estate acquired through foreclosure                  (21)           (2)
     Federal Home Loan Bank stock dividends                                   (118)         (111)
     Increases (decreases) in cash due to changes in:
       Accrued interest receivable on loans                                    (68)          (70)
       Accrued interest receivable on mortgage-backed securities                19            50
       Accrued interest receivable on investment securities and
         interest-bearing deposits                                             118            10
       Prepaid expenses and other assets                                        76           181
       Accounts payable on mortgage loans serviced for others                 (444)           44
       Other liabilities                                                        53          (239)
       Increase (decrease) in checks issued in excess of bank balance          (16)        1,361
       Federal income taxes
         Current                                                                97           112
         Deferred                                                                6           159
                                                                          --------      --------
           Net cash provided by operating activities                           830         2,425

Cash flows provided by (used in) investing activities:
   Principal repayments on mortgage-backed securities                        3,492         3,612
   Proceeds from sale of investments and mortgage-backed securities
     designated as available for sale                                        6,762           993
   Purchase of investment securities                                        (2,000)       (2,575)
   Proceeds from maturities of investment securities                         1,000         1,038
   Loan principal repayments                                                37,764        39,600
   Loan disbursements                                                      (49,592)      (48,355)
   Purchase of office premises and equipment                                (1,401)       (1,337)
   Proceeds from sale of office premises and equipment                        --             371
   Proceeds from sale of real estate acquired through foreclosure              391           496
   Increase in cash surrender value of life insurance                         (110)          (14)
                                                                          --------      --------
           Net cash used in investing activities                            (3,694)       (6,171)
                                                                          --------      --------

           Net cash used in operating and investing activities
              (subtotal carried forward)                                  $ (2,864)     $ (3,746)
                                                                          --------      --------


                  Glenway Financial Corporation and Subsidiary

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                       For the nine months ended March 31,
                                 (In thousands)

                                                                                          1997              1996
                                                                                    --    ------       --   ----

         Net cash used in operating and investing
           activities (subtotal brought forward)                         $ (2,864)     $ (3,746)

Cash flows provided by (used in) financing activities:
   Net increase in deposit accounts                                         4,749        13,270
   Proceeds from Federal Home Loan Bank advances                           36,350        35,000
   Repayment of Federal Home Loan Bank advances                           (39,321)      (42,887)
   Repayment of other borrowed money                                          (74)          (74)
   Advances by borrowers for taxes and insurance                              556           374
   Dividends paid on common stock                                            (578)         (551)
   Shares issued under stock option and benefit plans                         207           224
   Purchase of treasury stock                                                (342)         --
                                                                         --------      --------
         Net cash provided by financing activities                          1,547         5,356
                                                                         --------      --------

Net increase (decrease) in cash and cash equivalents                       (1,317)        1,610

Cash and cash equivalents at beginning of period                            5,142         4,072
                                                                         --------      --------

Cash and cash equivalents at end of period                               $  3,825      $  5,682
                                                                         ========      ========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Federal income taxes                                                $     60      $    370
                                                                         ========      ========

     Interest on deposits and borrowings                                 $  9,093      $  8,974
                                                                         ========      ========

Supplemental disclosure of noncash investing activities:
     Transfer from loans to real estate acquired through foreclosure     $    378      $    110
                                                                         ========      ========

     Unrealized gains on securities designated as available
       for sale, net of related tax effects                              $     35      $     88
                                                                         ========      ========

     Issuance of treasury shares in exchange for outstanding shares
         related to exercise of stock options                            $     85      $    112
                                                                         ========      ========

     Transfer of mortgage-backed securities to an available for sale
         classification                                                  $   --        $ 12,118
                                                                         ========      ========


                  Glenway Financial Corporation and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles and should be read in conjunction with the annual report of Glenway Financial Corporation (the "Corporation") for the fiscal year ended June 30, 1996. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine month periods ended March 31, 1997, are not necessarily indicative of the results which may be expected for an entire fiscal year.

2.       Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Corporation, Centennial Savings Bank (the "Savings Bank") and its wholly-owned subsidiary, Centennial Savings and Loan Service Corporation. All significant intercompany items have been eliminated.

3.       Earnings Per Share

Earnings per share for the three months ended March 31, 1997 and 1996, has been computed based on 1,155,939 and 1,144,748 weighted-average shares outstanding, respectively. Earnings per share for the nine months ended March 31, 1997 and 1996, has been computed based on 1,154,862 and 1,139,813 weighted-average shares outstanding, respectively. Fully-diluted earnings per share has not been presented as the dilutive effect of the Corporation's stock option plan is not material.

4.       Effects of Recent Accounting Pronouncements

In March 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed
Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest

                  Glenway Financial Corporation and Subsidiary

4.       Effects of Recent Accounting Pronouncements (continued)

charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. SFAS No. 121 is effective for financial statements for fiscal years beginning after December 15, 1995 (fiscal 1997 as to the Corporation). Management is of the opinion that SFAS No. 121, which the Corporation adopted on July 1, 1996, will not have a material effect on the consolidated financial position or results of operations of the Corporation.

In May 1995, the FASB issued SFAS No. 122 "Accounting for Mortgage Servicing Rights," which requires that the Corporation recognize, as separate assets, rights to service mortgage loans for others, regardless of how those servicing rights are acquired. An institution that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells those loans with servicing rights retained would allocate some of the cost of the loans to the mortgage servicing rights. SFAS No. 122 requires that securitizations of mortgage loans be accounted for as sales of mortgage loans and acquisitions of mortgage-backed securities. Additionally, SFAS No. 122 requires that capitalized mortgage servicing rights and capitalized excess servicing receivables be assessed for impairment. Impairment is measured based on fair value. SFAS No. 122 applies prospectively to fiscal years beginning after December 15, 1995, (July 1, 1996, as to the Corporation) to transactions in which an entity acquires mortgage servicing rights and to impairment evaluations of all capitalized mortgage servicing rights and capitalized excess servicing receivables whenever acquired. Retroactive application is prohibited. Management adopted SFAS No. 122 on July 1, 1996, without material effect on the Corporation's consolidated financial position or results of operations.

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

                  Glenway Financial Corporation and Subsidiary

4.       Effects of Recent Accounting Pronouncements (continued)

In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers of Financial Assets, Servicing Rights, and Extinguishment of Liabilities," that provides accounting guidance on transfers of financial assets, servicing of financial assets, and extinguishment of liabilities. SFAS No. 125 introduces an approach to accounting for transfers of financial assets that provides a means of dealing with more complex transactions in which the seller disposes of only a partial interest in the assets, retains rights or obligations, makes use of special purpose entities in the transaction, or otherwise has continuing involvement with the transferred assets. The new accounting method, referred to as the financial components approach, provides that the carrying amount of the financial assets transferred be allocated to components of the transaction based on their relative fair values. SFAS No. 125 provides criteria for determining whether control of assets has been relinquished and whether a sale has occurred. If the transfer does not qualify as a sale, it is accounted for as a secured borrowing. Transactions subject to the provisions of SFAS No. 125 include, among others, transfers involving repurchase agreements, securitizations of financial assets, loan participations, factoring arrangements, and transfers of receivables with recourse.

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

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which requires companies to present basic earnings per share and, if applicable, diluted earnings per share, instead of primary and fully-diluted earnings per share, respectively. Basic earnings per share is computed without including potential common shares, i.e., no dilutive effect. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares, including options, warrants, convertible securities and contingent stock agreements. SFAS No. 128 is effective for periods ending after December 15, 1997. Early application is not permitted. Based upon the provisions of SFAS No. 128, the Corporation's basic and diluted earnings per share for the nine months ended March 31, 1997, would have each been $.54 and $.53, respectively. Basic and diluted earnings per share for the three months ended March 31, 1997, would have been $.48 and $.47, respectively.

                  Glenway Financial Corporation and Subsidiary

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Discussion of Financial Condition Changes from June 30, 1996 to March 31, 1997

The Corporation's assets totaled $280.8 million at March 31, 1997, an increase of $2.0 million, or 0.7%, from June 30, 1996, levels. The increase in assets is mainly attributable to the increases in loans receivable and office premises and equipment. Investment securities and investment securities available for sale decreased by $3.1 million, or 31.9%, while mortgage-backed securities and mortgage-backed securities available for sale decreased by $6.1 million, or 20.0%. The combined decrease of $9.2 million in investment and mortgage-backed securities resulted from the sale of $6.8 million of securities designated as available for sale, scheduled maturities of $1.0 million and principal payments of $3.5 million on mortgage-backed securities. These decreases were partially offset by the purchase of $2.0 million of U.S. Treasury Notes.

Loans receivable and loans held for sale increased by $11.4 million, or 5.1%, during the current nine month period, as loan originations of $50.0 million exceeded principal repayments of $37.8 million and were partially offset by loan sales totaling $440,000. Loans funded during the period consisted of both fixed- and adjustable-rate products. Historically, the Savings Bank has retained adjustable-rate mortgage loans because of the beneficial effect on interest rate risk management. Depending on asset/liability management considerations, fixed-rate loans are sold in the secondary market.

Deposits increased by $4.8 million, or 2.1%, for the current nine month period. During July 1996, consumers responded favorably to a nine month certificate of deposit offered by the Savings Bank at an interest rate of 5.84%. Management continually strives to keep certificates of deposit rates competitive in its market. Alternate sources of funds, such as Federal Home Loan Bank advances, are frequently reviewed to manage the cost of funds. Federal Home Loan Bank advances decreased by $3.0 million, or 11.6%, for the nine month period, as a result of scheduled repayments and the availability of other sources to fund loan growth.

Stockholders' equity increased by $60,000 during the current nine month period. Period earnings of $620,000, an increase in additional paid in capital attributable to proceeds from exercises of stock options totaling $207,000, the final distribution of $147,000 of restricted shares awarded in 1993 under the Corporation's stock option plan and a $35,000 increase in unrealized gains on securities designated as available for sale were partially offset by cash dividends paid totalling $578,000 and the repurchase of $342,000 of outstanding stock during the nine months ended March 31, 1997.

The Federal Deposit Insurance Corporation prescribes minimum regulatory capital ratio guidelines to which the Savings Bank is subject. The required Tier 1 leverage ratio (Tier 1 capital to adjusted total assets, as specified) is 5%. Additionally, the Savings Bank is required to maintain a total risk-based capital ratio of 8%. At March 31, 1997, the Savings Bank's Tier 1 capital of $23.5 million, or 8.5%, exceeded the required Tier 1 leverage ratio of 5%, or $13.9 million, by $9.7 million. The Savings Bank's risk-based capital of $24.3 million, or 13.7% of total risk-weighted assets, exceeded the 8% risk-based capital requirement of $14.1 million by $10.1 million.

                  Glenway Financial Corporation and Subsidiary

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Comparison of Operating Results for the Nine Month Periods Ended March 31, 1997 and 1996

General

Net earnings amounted to $620,000 for the nine months ended March 31, 1997, compared to $1.1 million for the same period in 1996, a decrease of $488,000, or 44.0%. The decrease in earnings was primarily attributable to the approximately $1.35 million, or $891,000 after tax, assessment imposed on the Savings Bank in September 1996 as part of legislation to recapitalize the Savings Association Insurance Fund ("SAIF"). Additionally, the decline in earnings resulted from an increase of $115,000, or 1.3%, in interest expense and an increase of $125,000, or 277.8%, in the provision for losses on loans. These increases were partially offset by an increase of $675,000, or 4.5%, in net interest income and a $2,000 increase in other income.

Net Interest Income

Interest income on loans and mortgage-backed securities for the nine months ended March 31, 1997, increased by $834,000, or 5.9%, over the same period in 1996. This increase resulted primarily from growth of $11.4 million in the loan portfolio outstanding year to year, coupled with higher yields during the 1997 period. Interest on investments and interest-bearing deposits decreased by $159,000, or 23.8%, from the 1996 period, due mainly to the sale of $4.1 million of securities designated as available for sale.

Interest expense on deposits increased by $265,000, or 3.3%, for the nine months ended March 31, 1997, compared to the comparable period in 1996. This increase was due primarily to growth of $4.7 million in the deposit balances outstanding year to year, as well as an increase in the cost of funds. Interest on borrowings decreased $150,000, or 14.2%, due to a decrease in the level of borrowings year to year.

Provision for Losses on Loans

The provision for losses on loans totaled $170,000 for the nine months ended March 31, 1997, an increase of $125,000 over the comparable 1996 period. The increase in the provision during the 1997 period resulted from growth in the loan portfolio, as well as changes in the composition of the loan portfolio. Nonperforming loans totaled $869,000 and $883,000 at March 31, 1997, and June 30, 1996, respectively. The loan loss allowance totaled $746,000 and $618,000 at March 31, 1997, and June 30, 1996, respectively, representing 85.8% and 70.0% of nonperforming loans and .32% and .27% of total loans at those respective dates. Although management believes that its allowance for loan losses at March 31, 1997, is adequate based upon facts and circumstances

                  Glenway Financial Corporation and Subsidiary

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Comparison of Operating Results for the Nine Month Periods Ended March 31, 1997 and 1996 (continued)

Provision for Losses on Loans
(continued)

available to it, there can be no assurance that additions to such allowance will
not  be  necessary  in  future  periods,   which  could  adversely   affect  the
Corporation's results of operations.

The foregoing statement is a  "forward-looking"  statement within the meaning of
Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Factors that could affect the adequacy of the loan loss allowance include, but are not limited to, the following: (1) changes in the national and local economy which may negatively impact the ability of borrowers to repay their loans and which may cause the value of real estate and other properties that secure outstanding loans to decline; (2) unforeseen adverse changes in circumstances with respect to certain large loans; (3) decreases in the value of collateral securing consumer loans to amounts less than the outstanding balances of the consumer loans; and (4) determinations by various regulatory agencies that the Savings Bank must recognize additions to its loan loss allowance based on such regulators' judgment of information available to them at the time of their examinations.

Other Income

Other income for the nine months ended March 31, 1997,  increased by $2,000,  or
 .3%, primarily as a result of a $70,000 increase in gain on sale of securities, a $3,000 increase in gain on sale of loans and a $19,000 increase in gain on sale of real estate acquired through foreclosure Also, other operating income increased by $54,000, due mainly to an increase of $17,000 in NOW account fees and income of $10,000 from the Savings Bank's third party mutual fund service and $6,000 from rental of property acquired through foreclosure.

General, Administrative and Other Expense

General, administrative and other expense increased by $1.2 million, or 25.6%, for the nine months ended March 31, 1997, due primarily to a $1.2 million increase in federal deposit insurance premiums as a result of the one-time SAIF assessment. Other increases included a $135,000, or 46.1%, increase in occupancy and equipment, a $58,000, or 30.9%, increase in data processing costs and a $17,000, or 1.9%, increase in other operating expenses over the 1996 nine

                  Glenway Financial Corporation and Subsidiary

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Comparison of Operating Results for the Nine Month Periods Ended March 31, 1997 and 1996 (continued)

General, Administrative and Other Expense
(continued)

month period. These increases were partially offset by declines of $121,000 in employee compensation and benefits, $26,000 in franchise taxes and $9,000 in goodwill amortization. The increase in occupancy and equipment was due to increased depreciation charges and other costs associated with the new main office facility, while the increase in data processing resulted from enhancements to the Corporation's data processing system. The increase in other operating expenses resulted primarily from a $21,000 increase in office supplies and pro-rata increases in other operating costs. The increases were partially offset by a decline in consultant's fees. The decrease in employee compensation and benefits resulted from benefits paid in connection with the death of the Corporation's President Dennis Betz, in the prior year.

Federal Income Taxes

The provision for federal income taxes amounted to $373,000 for the nine months ended March 31, 1997, a decrease of $280,000, or 42.9%, from the 1996 period. The decrease resulted primarily from a $768,000, or 43.6%, decline in pretax earnings due to the SAIF assessment, coupled with a decline in the amortization of certain nondeductible intangible expense items. The effective tax rates for the nine months ended March 31, 1997 and 1996, were 37.6% and 37.1%, respectively.

Comparison of Operating Results for the Three Month Periods ended March 31, 1997 and 1996

General

Net earnings for the third quarter of fiscal 1997 amounted to $552,000, compared to net earnings of $364,000 for the 1996 quarter, an increase of $188,000, or 51.6%. Such increase in net earnings is principally attributable to an increase in net interest income after provision for loan losses of $127,000 and a decrease of $198,000 in general, administrative and other expenses, which were partially offset by an increase of $83,000 in the provision for federal income taxes.

Comparison of Operating Results for the Three Month Periods ended March 31, 1997 and 1996 (continued)

Net Interest Income

Interest income on loans and mortgage-backed securities increased by $270,000, or 5.6%, during the current quarter as a result of growth in loans receivable. Interest on investments and interest-bearing deposits decreased by $66,000, or 30.3%, due to the sale in October 1996 of investment securities designated as available for sale.

Interest on deposits for the 1997 quarter increased by $81,000, or 3.1%, due to growth in the deposit balances outstanding year to year. Interest on borrowings decreased by $20,000, or 6.0%, due primarily to the decline in the average outstanding balance.

Provision for Losses on Loans

The provision for losses on loans totaled $31,000 for the three month period ended March 31, 1997, an increase of $16,000 over the comparable 1996 quarter. The increase resulted primarily from growth in the loan portfolio.

Other Income

Other income for the three months ended March 31, 1997, decreased by $54,000, or 23.7%, primarily as a result of the absence in the 1997 quarter of gain on sale of office premises and gain on sale of loans which in the 1996 quarter totalled $65,000 and $31,000, respectively. The decline was partially offset by an increase of $34,000 in other operating income.

General, Administrative and Other Expense

General, administrative and other expense declined by $198,000, or 11.9%, for the three months ended March 31, 1997, compared to the three months ended March 31, 1996, due primarily to a decrease of $161,000, or 17.3%, in employee compensation and benefits, which is attributable to the payment in 1996 of benefits in connection with the death of Mr. Betz, a decrease of $88,000, or 71.0%, in federal deposit insurance premiums, which resulted from the SAIF recapitalization, and a decrease of $50,000, or 15.5%, in other operating expenses, for the reasons set forth above. These decreases were partially offset by an increase of $83,000, or 110.7%, in office occupancy and equipment, and an increase of $23,000, or 33.3%, in data processing expense.

                  Glenway Financial Corporation and Subsidiary

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Comparison of Operating Results for the Three Month Periods Ended March 31, 1997 and 1996 (continued)

Federal Income Taxes

The provision for federal income taxes totaled $298,000 for the quarter ended March 31, 1997, an increase of $83,000, or 38.6%, over the comparable 1996 quarter. The increase resulted primarily from a $271,000, or 46.8%, increase in pretax earnings. The effective tax rates were 35.1% and 37.1% for the three months ended March 31, 1997 and 1996, respectively.

                          Glenway Financial Corporation

                                     PART II




ITEM 1.  Legal Proceedings

                  Not applicable


ITEM 2.  Changes in Securities

                  Not applicable


ITEM 3.  Defaults Upon Senior Securities

                  Not applicable


ITEM 4.  Submission of Matters to a Vote of Security Holders

                  None

ITEM 5.  Other Materially Important Events

                  None


ITEM 6.  Exhibits and Reports on Form 8-K

On March 1,  1997,  the  Corporation  filed a Form 8-K with the  Securities  and
Exchange Commission to report its intention to repurchase up to 5% of its outstanding common stock over the following six months.

                          Glenway Financial Corporation

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:                              By: /s/ Robert R. Sudbrook
                                           _____________________________________
                                           Robert R. Sudbrook
                                           President



Date:                              By: /s/ Gregory P. Niesen
                                           _____________________________________
                                           Gregory P. Niesen
                                           Chief Financial Officer