Form 10QSB/A
period 1997-03-31
GLENWAY FINANCIAL CORP
filed 1997-05-15
CIK 861997

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




Date: May 13, 1997                 By: /s/ Robert R. Sudbrook
                                           _____________________________________
                                           Robert R. Sudbrook
                                           President



Date: May 13, 1997                 By: /s/ Gregory P. Niesen
                                           _____________________________________
                                           Gregory P. Niesen
                                           Chief Financial Officer