Form 10KSB
period 1997-06-30
GLENWAY FINANCIAL CORP
filed 1997-09-29
CIK 861997

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the fiscal year ended June 30, 1997

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from______________to___________________

                         Commission File Number: 0-18664

                          GLENWAY FINANCIAL CORPORATION
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

           Delaware                                             31-1297820
---------------------------------------      -----------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)


           5535 Glenway Avenue, Cincinnati, Ohio               45238
           ---------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (513) 922-5959
                                               ---------------

      Securities registered pursuant to Section 12(b) of the Exchange Act:

                  None                   Common Stock, par value $.01 per share
   -----------------------------------   --------------------------------------
(Name of each exchange on which registered)           (Title of Class)

           Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                      ----

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes X No
                                                           -- --

      Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      State the issuer's revenues for its most recent fiscal year: $21.7 million.

      The aggregate market value of the voting stock held by nonaffiliates of the registrant, computed by reference to the average of the bid and asked prices of such stock on The NASDAQ National Market as of September 12, 1997, was $5,798,167. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

      As of September 12, 1997, there were 1,139,997 shares of the Registrant's Common Stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Part II of Form 10-KSB - Annual Report to Stockholders for the fiscal year ended June 30, 1997. Part III of Form 10-KSB - Proxy Statement for 1997 Annual Meeting of Stockholders.

         Transitional Small Business Disclosure Format:  Yes    No  X
                                                            --     --

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         Glenway Financial Corporation (the "Holding Company" or the "Corporation") was incorporated under the name Centennial Financial Corp. in the State of Delaware in March 1990 for the purpose of owning all of the outstanding stock of Centennial Savings Bank ("Centennial" or the "Savings Bank") issued upon the conversion of Centennial from the mutual to stock form (the "Conversion"). The Corporation is subject to regulation by the Office of Thrift Supervision (the "OTS").

         On August 24, 1993, the Holding Company consummated a conversion-merger transaction with The Glenway Loan and Deposit Company ("Glenway") in which the Corporation issued 700,000 new shares of Holding Company stock at a price of $14.00 per share. In connection with this conversion-merger transaction, the Holding Company's stockholders approved a charter amendment changing its name from Centennial Financial Corp. to Glenway Financial Corporation.

         The Savings Bank was organized in 1876 as an Ohio mutual savings and loan company and converted to a federally-chartered stock savings bank in 1990. In January 1994, Centennial converted from a federal thrift to an Ohio savings bank.

         Centennial considers its principal market area to be the west side of Cincinnati, Ohio. In addition to its new main office at Glenway Crossing in the Western Hills area of Cincinnati, Centennial has five branch offices on the west side of Cincinnati. Its deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (the "FDIC") in the Savings Association Insurance Fund (the "SAIF"). The Savings Bank is subject to regulation by the FDIC and the Ohio Department of Commerce, Division of Financial Institutions (the "Division").

         Centennial is a community-oriented institution dedicated to continuing its tradition of providing affordable home ownership for the community and a competitive return for its depositors by offering a range of retail financial services. Centennial originates adjustable-rate, one- to four-family residential loans for its portfolio and fixed-rate, one- to four-family real estate loans for its portfolio or for sale, and it purchases mortgage-backed securities. It also makes multifamily and nonresidential real estate loans and consumer loans and, from time to time, it purchases loans from other lenders. Centennial has expanded its lending activities into commercial lending, subject to applicable limits of Ohio law. Because Centennial is a community-oriented association, Centennial's Board of Directors has long recognized that improving the quality of life in Centennial's primary market area is a prerequisite to continued success in the competitive financial services arena. As a result, Centennial's management and employees have taken a prominent position in civic promotion and development.

         In addition to its primary business, owning the capital stock of Centennial, the Corporation also owns and operates a strip shopping center in which one of Centennial's branches is located. The impact of this activity on the Corporation's financial condition is not considered material. Accordingly, the remainder of this description of the Corporation's business will focus on Centennial's operations. The executive offices of the Holding Company and Centennial are located at 5535 Glenway Avenue, Cincinnati, Ohio 45238 and the telephone number at that address is (513) 922-5959.

LENDING ACTIVITIES

         GENERAL. The principal lending activity of Centennial is originating conventional mortgage loans secured by owner-occupied, one- to four-family residential real estate located in its primary market area. Depending on the level of interest rates, in general, and whether the rates on these loans are fixed-rate, Centennial may sell such loans in the secondary market, rather than hold them in its portfolio. Centennial originates and processes loans insured by the Federal Housing Authority and loans guaranteed by the Veterans Administration for a local mortgage company which, in turn, closes and services the loans. To a lesser extent, Centennial also originates multifamily and construction loans secured by properties located in its primary market area and has originated nonresidential real estate loans. In addition, Centennial makes home equity and other consumer loans, including loans secured by deposit accounts, automobile loans and unsecured loans. Centennial's loan portfolio also includes mortgage-backed securities. Finally, to diversify its portfolio, Centennial, from time to time, purchases residential and other real estate loans from other lending institutions. Centennial has expanded its lending activities into commercial lending.

         LOAN AND MORTGAGE-BACKED SECURITIES PORTFOLIO COMPOSITION. The following table sets forth information concerning the composition of Centennial's loan portfolio, including loans held for sale and mortgage-backed securities, in dollar amounts and in percentages as of the dates indicated:



                                                                           At June 30,
                                          ----------------------------------------------------------------------------------------
                                              1997            1996                 1995              1994                 1993
                                          ------------    -------------       -------------     ---------------     --------------
                                                                              (Dollars in thousands)
                                          AMOUNT     %     AMOUNT     %       AMOUNT      %      AMOUNT       %     AMOUNT       %
                                          ------    --    -------    --       ------     --     -------      --     ------      --
REAL ESTATE LOANS AND MORTGAGE-BACKED
SECURITIES:
   One- to four-family (1)              $176,559   64.7%  $162,855   62.2%   $158,573   64.5%   $132,189    59.8%  $120,655    61.8%
   Home equity                            23,797    8.7     20,051    7.7      14,823    6.0      10,188     4.6      9,852     5.0
   Multifamily residential                17,912    6.6     16,368    6.3      14,945    6.1      14,279     6.5     10,465     5.4
   Nonresidential                         14,469    5.3     12,337    4.7      11,207    4.6      13,177     6.0     12,581     6.4
   Construction                           14,947    5.5     18,969    7.2      12,693    5.2      12,932     5.8      9,420     4.8
   Mortgage-backed securities (2)         23,201    8.5     30,471   11.6      32,780   13.3      37,578    17.0     31,625    16.2
                                        --------  -----   --------  -----    --------  -----    --------   -----   --------   -----
     Total real estate loans and
       mortgage-backed securities        270,885   99.3    261,051   99.7     245,021   99.7     220,343    99.7    194,598    99.6
                                        --------  -----   --------  -----    --------  -----    --------   -----   --------   -----

OTHER LOANS:
   Consumer loans:
     Deposits                                507     .2        507     .2         450     .2         495      .2        517      .3
     Automobile                              344     .1        347     .1         223     .1         126      .1        133      .1
     Home improvement                         11     --         14     --          22     --          35      --         53      --
     Other (3)                               964     .4         16     --          15     --          12      --         18      --
                                        --------  -----   --------  -----    --------  -----    --------   -----   --------   -----
       Total other loans                   1,826     .7        884     .3         710     .3         668      .3        721      .4
                                        --------  -----   --------  -----    --------  -----    --------   -----   --------   -----
   Total loans and mortgage-backed
     securities                          272,711  100.0%   261,935  100.0%    245,731  100.0%    221,011   100.0%   195,319   100.0%
                                        --------  =====   --------  =====    --------  =====    --------   =====   --------   =====

LESS:

   Loans in process                        8,735             9,318              6,393              6,963              5,654
   Deferred loan origination fees and
   discounts                                 307               427                529                636                865
   Allowance for loan losses                 820               618                616                724                648
                                           -----             -----             ------              -----              -----
     Total loans and mortgage-backed
       securities - net                 $262,849          $251,572           $238,193           $212,688           $188,152
                                        ========          ========           ========           ========           ========

------------------------------------

(1)      Includes $110.2 million of adjustable-rate mortgage loans at June 30, 1997.

(2)      Includes $12.6 million of adjustable-rate mortgage-backed securities at June 30, 1997.

(3)      Includes $904,000 of commercial loans at June 30, 1997.

         The following schedule sets forth the contractual maturities of or repricing periods for the instruments in Centennial's loan portfolio, net of loans in process, including loans held for sale and mortgage-backed securities, at June 30, 1997. This schedule indicates the timing and ability of Centennial to reprice its assets and does not reflect the effects of possible prepayments, amortizations or enforcement of due-on-sale clauses. Demand loans, loans having no stated schedule of repayments or no stated maturity and overdrafts are reported as due in one year or less.

                                              Amounts        Amounts       Amounts         Amounts
                            Amounts due        due in         due in        due in          due in        Amounts due
                           within 1 year    1 to 3 years   3 to 5 years  5 to 10 years  10 to 20 years   after 20 years   Total
                           -------------    ------------  -------------  -------------  --------------   --------------   -----

Real estate mortgage
instruments
   Adjustable-rate         $144,203          $23,793        $ 8,292        $ 4,758         $     -          $     -      $181,046
   Fixed-rate                 4,966            7,497          7,464         17,202          29,814          14,161         81,104
Consumer and other            1,377              357             92              -               -                -         1,826
                           --------         --------       --------       --------        --------          -------      --------
Total loans and mortgage-
   backed securities       $150,546          $31,647        $15,848        $21,960         $29,814          $14,161      $263,976
                           ========          =======        =======        =======         =======          =======      ========

         The following table sets forth the dollar amount of loans and mortgage-backed securities, before net items, maturing after one year from June 30, 1997, which have predetermined interest rates or floating or adjustable interest rates.

                                        Predetermined rates       Floating or adjustable rates
                                        -------------------       ----------------------------
                                                         (In thousands)

Real estate mortgage instruments              $ 70,794                     $121,048
Nonresidential real estate                       5,103                       27,001
Consumer and other                                 449                           --
                                              --------                     --------
   Total                                      $ 76,346                     $148,049
                                              ========                     ========


         The aggregate amount of loans that Centennial is permitted by regulation to have outstanding to any one borrower is generally limited to 15% of Centennial's total risk-based capital. This limit increases to 25% of total risk-based capital if the security has a "readily ascertainable" value. At June 30, 1997, Centennial's lending limit was $3.6 million. Centennial's largest loan outstanding (or total loans outstanding) to any one borrower at June 30, 1997, totaled approximately $2.6 million.

         ONE- TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LENDING. The cornerstone of Centennial's lending program has been the origination of permanent loans, to be held in its portfolio, secured by mortgages on owner-occupied, one- to four-family residences. At June 30, 1997, $176.6 million, or 64.7% of Centennial's loan and mortgage-backed securities portfolio consisted of permanent loans on one- to four-family residences. Substantially all of the residential loans originated by Centennial are secured by properties located in greater Cincinnati. Also included in Centennial's residential loans at June 30, 1997, were $3.7 million of purchased one- to four-family loans which were located on properties outside of Centennial's principal market area.

         Centennial originates a variety of residential loans, including conventional 15-, 20- and 30-year fixed-rate loans and one-, three- and five-year adjustable-rate mortgages ("ARMs"). In order to reduce its exposure to changes in interest rates, Centennial emphasizes the origination of ARMs. In order to meet consumer demand, however, Centennial has continued to originate, either for sale or for retention in its portfolio, fixed-rate residential loans in amounts which are carefully monitored to ensure compliance with Centennial's asset/liability management goals.

         Centennial's current one- to four-family residential ARMs are fully amortizing loans with contractual maturities of up to 30 years. The interest rates on the majority of ARMs originated by Centennial are subject to adjustment at one- or three-year intervals. Centennial's ARMs carry interest rates which are reset to a stated margin over an index based on the yields for U.S. Treasury securities with terms to maturities of the same length as the applicable adjustment period. Decreases or increases in the interest rate of Centennial's ARMs are generally limited to 1% to 2% at any adjustment date and 5% to 6% over the life of the loan. From time to time, Centennial has offered initial interest rates on the ARMs it originates that are below the rate that would be indicated by reference to the repricing formula. Centennial's ARMs are not assumable, do not contain prepayment penalties and do not produce negative amortization. At June 30, 1997, the total balance of one- to four-family residential ARMs was $134.9 million.

         Although Centennial maintains a portfolio of loans held for sale, substantially all of Centennial's residential loans are underwritten and documented to permit sale in the secondary market. During fiscal 1997, Centennial sold $440,000 of real estate loans in the secondary market. Centennial had no real estate loans held for sale at June 30, 1997.

         In originating mortgage loans, Centennial evaluates both the borrower's ability to make principal and interest payments and the value of the property that will secure the loan. Centennial originates residential mortgage loans with loan-to-value ratios up to 95%. On any mortgage loan exceeding an 80% loan-to-value ratio at the time of origination, however, Centennial requires private mortgage insurance or other credit enhancements in an amount intended to reduce Centennial's exposure to 80% of the appraised value of the underlying collateral. All property securing real estate loans made by Centennial is appraised by independent appraisers selected by Centennial and subject to review by the management of Centennial. Centennial requires evidence of marketable title and lien position, as well as title insurance, on all loans secured by real property and requires fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the replacement value of the property, depending on the type of loan. Centennial may also require flood insurance to protect the property securing its interest.

         Centennial has focused a portion of its lending efforts on home equity lending. Centennial's home equity lines of credit are written so that the total commitment amount, when combined with the balance of the first mortgage, may not exceed 90% of the appraised value of the property. Interest is accrued at a floating rate based on a specified prime rate plus a margin and monthly payments of at least the monthly interest charge are required. At June 30, 1997, Centennial had $23.8 million of home equity loans and an additional $26.6 million of unfunded commitments outstanding under home equity lines of credit.

         Centennial's fixed-rate residential mortgage loans customarily include "due-on-sale" clauses, which are provisions giving Centennial the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid. Centennial may enforce due-on-sale clauses to the extent permitted under applicable laws.

         MORTGAGE-BACKED SECURITIES. Centennial has historically purchased mortgage-backed securities as portfolio investments to supplement loan production. Centennial's mortgage-backed securities are either held in portfolio at cost or carried as available for sale at fair, or market, value.

         Historically, most of Centennial's mortgage-backed securities were long-term, fixed-rate federal agency securities. In recent years, however, Centennial has purchased other types of mortgage-backed securities, consistent with its interest rate risk management and balance sheet objectives. During recent fiscal years, most of the mortgage-backed securities purchased by Centennial have had adjustable interest rates. In addition, Centennial has purchased short and intermediate tranche collateralized mortgage obligations ("CMOs") having estimated average lives of from two to four years. CMOs are securities derived by reallocating cash flows from mortgage pass-through securities or from pools of mortgage loans. Centennial does not purchase CMOs that are interest only or principal only or residual interests. At June 30, 1997, the carrying value of Centennial's mortgage-backed securities, including those designated as available for sale, was $23.2 million.

         Substantially all of Centennial's mortgage-backed securities are issued or backed by federal government agencies or sponsored organizations. Accordingly, management believes that Centennial's mortgage-backed securities are generally resistant to credit problems.

         Centennial's holdings of mortgage-backed securities have increased in recent years as a result of loan competition. Federal agency mortgage-backed securities generally carry a yield approximately 50 to 100 basis points below that of the corresponding type of residential loan (due to the implied federal agency guarantee fee and the retention of a servicing spread by the loan servicer). Centennial's CMOs also carry lower yields (due to the implied federal agency guarantee and because such securities tend to have shorter actual durations than 30 year loans). In the event that the proportion of assets consisting of mortgage-backed securities and CMOs increases, Centennial's asset yields could be somewhat adversely affected. Centennial will evaluate mortgage-backed securities purchases in the future based on its investment and interest rate risk management objectives, market conditions and alternative investment opportunities.

         MULTIFAMILY AND NONRESIDENTIAL REAL ESTATE LENDING. Centennial originates and purchases permanent loans secured by multifamily and nonresidential real estate. Centennial's permanent multifamily and nonresidential real estate loan portfolio includes, for the most part, loans originated by Centennial with balances of under $300,000, secured by apartments, small office buildings, retail establishments and other business properties located on the west side of Cincinnati. At June 30, 1997,

$32.4 million, or 11.9%, of Centennial's loan and mortgage-backed securities portfolio consisted of permanent loans on multifamily and nonresidential real estate.

         Permanent multifamily and nonresidential real estate loans have maximum terms of 25 years, with most having terms ranging from 5 to 25 years and 15- to 25-year amortization schedules. Although some of Centennial's multifamily or nonresidential real estate loans have fixed interest rates, interest rates on most originations generally either adjust (subject, in some cases, to specified interest rate caps) at one-year or three-year intervals to specified spreads over the related rate on U.S. Treasury securities, adjusted to a constant maturity, or float (subject, in some cases, to specified interest rate caps) with changes in a specified prime rate. Multifamily loans and nonresidential real estate loans are written in amounts of up to 80% of the appraised value or 80% of the purchase price of the property, whichever is lower.

         Appraisals on properties securing multifamily and nonresidential real estate property loans originated by Centennial are performed by an independent appraiser designated by Centennial at the time the application is processed. All appraisals on multifamily and nonresidential real estate loans are reviewed by Centennial's management. In addition, Centennial's underwriting procedures require verification of the borrower's credit history, income and financial statements, banking relationships, references and income projections for the property.

         A management committee periodically reviews all multifamily and nonresidential mortgage loans in excess of $300,000. Such review includes an analysis of the continuing ability of the borrower to make loan payments and of the condition of the underlying collateral property.

         The table below sets forth, by type of security property, certain information regarding Centennial's multifamily and nonresidential real estate loans at June 30, 1997:

                                                       Outstanding
                                   Number               principal
                                  of loans               balance
                                  --------               -------
                                      (Dollars in thousands)

Multifamily                           57                  $ 17,912
                                      ==                  ========

Nonresidential:
    Office buildings                  25                  $  4,135
    Centennial real estate             1                        30
    Retail facility                   24                     2,380
    Other                             52                     7,924
                                     ---                  --------
      Total nonresidential
        real estate loans            102                   $14,469
                                     ===                   =======


         Multifamily and nonresidential real estate loans generally present a higher level of risk than loans secured by one- to-four family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multifamily and commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired.

         CONSTRUCTION LENDING. Centennial makes construction loans to individuals for the construction of their residences as well as to builders and, to a lesser extent, developers for the construction of one- to four-family residences and condominiums, the development of one- to four-family lots and the development of commercial property in Centennial's primary market area.

         Construction loans to individuals for their residences are structured to be converted to permanent loans at the end of the construction phase, which typically runs six months. These construction loans have rates and terms which match rates on one- to four-family loans then offered by Centennial, except that during the construction phase the borrower pays interest only. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. At June 30, 1997, Centennial had $1.3 million of construction loans to borrowers intending to live in the properties upon completion of construction.

         Construction loans to builders of one- to four-family residences require the payment of interest only and typically have terms of up to 24 months. These loans may provide for the payment of interest and loan fees from loan proceeds and carry interest rates which float (subject, in some cases, to interest rate caps) with changes in the specified prime rate. Loan commitment and origination fees of from 1/4% to 1% are charged. At June 30, 1997, Centennial had $4.2 million of construction loans to builders of one- to four-family residences, with no loans over $3.5 million.

         Centennial also makes loans to builders for the purpose of developing one- to four-family lots. These loans typically have terms of from one to five years and carry interest rates which float (subject, in some cases, to interest rate caps) with changes in the specified prime rate. Loan commitment and origination fees of 1/2% to 1% are charged. The principal on these loans is typically paid down as lots are sold. At June 30, 1997, Centennial had five development loans totaling $697,000. From time to time, Centennial also makes loans to builders for nonresidential construction. At June 30, 1997, Centennial had two nonresidential construction loans totaling $550,000.

         Construction and development loans are obtained principally through continued business from developers and builders who have previously borrowed from Centennial, as well as from broker referrals and direct solicitations by developers and builders. The application process includes a submission to Centennial of accurate plans, specifications, and costs of the project to be constructed or developed. These items are used as the basis to determine the appraised value of the subject property. Loans are based on the lesser of current appraised value and the cost of construction (land plus building).

         Construction and development loans are made up to a maximum loan-to-value ratio of 80% (75% in the case of land loans), based upon an independent appraisal. Because of the uncertainties inherent in estimating development and construction costs and the market for the project upon completion, it is relatively difficult to evaluate accurately the total loan funds required to complete a project, the related loan-to-value ratios and the likelihood of ultimate success of the project. Construction and development loans to borrowers other than owner-occupants also involve many of the same risks discussed above regarding multifamily and nonresidential real estate loans and tend to be more sensitive to general economic conditions than many other types of loans.

         CONSUMER LENDING. Centennial originates a variety of different types of consumer loans, including overdraft protection lines of credit, direct automobile loans, deposit account loans and other loans for household purposes.

         The underwriting standards employed by Centennial for consumer loans include a determination of the applicant's payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is the primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount. While consumer loans generally involve a higher level of credit risk than one- to four-family residential loans, consumer loans are typically made at higher interest rates and for shorter terms or at adjustable rates, thus increasing the interest rate sensitivity of the lending institution's portfolio.

         Centennial also offers Visa and Master Card credit cards to its customers as agent for a Delaware-based commercial bank. Centennial does not own the credit card receivables and, therefore, such activity poses no risk to Centennial.

         COMMERCIAL LENDING. Centennial has expanded its lending activities into commercial lending. Currently, Ohio savings banks are authorized to invest up to 10% of their assets in commercial, agricultural or business loans and, pursuant to a general investment authority, up to an additional 15% of assets in such loans, assuming such general investment authority has not already been utilized.

         Commercial lending entails significant risks. Such loans are subject to greater risk of default during periods of adverse economic conditions. Because such loans are secured by equipment, inventory, accounts receivable and other non-real estate assets, the collateral may not be sufficient to ensure full payment of the loan in the event of a default.

ORIGINATIONS, PURCHASES, SALES AND SERVICING OF REAL ESTATE LOANS

         Centennial originates real estate loans through its internal loan production personnel. Walk-in customers and referrals from real estate brokers and builders are also important sources of loan originations.

         All mortgage loans must be approved by a loan officer and a lending assistant vice president. Loans to be held in Centennial's portfolio also must be approved by the senior vice president of lending. All loans in excess of $300,000 must be approved by the Loan Committee of Centennial's Board of Directors.

         Centennial has, from time to time, purchased loans to supplement loan originations. At June 30, 1997, approximately $3.7 million (including $3.1 million on properties located outside of Ohio) of Centennial's one- to four-family residential loan portfolio was serviced by others.

         The table below sets forth information related to Centennial's purchased loans secured by real estate located outside of Cincinnati, Ohio and the surrounding areas at June 30, 1997.

                                                                                        Loan balance
Date of purchase        Location of collateral        Type of property                at June 30, 1997
----------------        ----------------------        -------------------             ----------------
                                                                                       (In thousands)

1984 and 1985           Los Angeles, CA               One- to four- family                 $   621
1983 and 1984           Houston, TX                   One- to four-family                    1,300
                                                                                           -------
   Total                                                                                    $1,921
                                                                                           =======

         When loans are sold, Centennial retains the responsibility for servicing the loans and receives a servicing fee for performing these services. Centennial serviced a portfolio of loans for others totaling approximately $61.1 million at June 30, 1997.

         The following table presents Centennial's loan origination and loan and mortgage-backed securities purchase and sale activities for the years indicated:

                                                                          Year ended June 30,
                                      --------------------------------------------------------------------------------------------
                                          1997                1996               1995                1994               1993
                                      ------------        ------------      -------------       --------------     ---------------
                                                                          (Dollars in thousands)
                                      AMOUNT       %      AMOUNT      %     AMOUNT       %      AMOUNT       %     AMOUNT      %
                                      ------      --      ------     --     ------      --      ------      --     ------     --
ORIGINATIONS
Conventional real estate loans:
   Construction loans                 $16,171    22.2%   $17,237    22.6%   $19,587    30.4%   $ 9,921    11.5%   $13,862    14.9%
   Fixed-rate loans on
     existing property                 12,752    17.5     20,949    27.6     13,207    20.5     50,335    58.4     45,539    49.0
   Adjustable-rate loans on
     existing property                 30,688    42.2     26,034    34.3     25,620    39.8     19,559    22.7     25,461    27.4
Consumer and other loans               13,173    18.1     11,756    15.5      5,943     9.3      6,354     7.4      8,050     8.7
                                      -------   -----    -------   -----    -------   -----    -------   -----    -------   -----
   Total loans originated (1)         $72,784   100.0%   $75,796   100.0%   $64,357   100.0%   $86,169   100.0%   $92,912   100.0%
                                      =======   =====    =======   =====    =======   =====    =======   =====    =======   =====

PURCHASES
Conventional real estate loans        $    --      --%   $    --      --%    $   74   100.0%   $   234     1.2%   $    --       -%
Mortgage-backed securities                 --      --      4,267   100.0         --      --     19,725    98.8     12,509   100.0
                                      -------   -----    -------   -----    -------   -----    -------   -----    -------   -----
   Total loans and mortgage-backed    $    --       -%   $ 4,267   100.0%   $    74   100.0%   $19,959   100.0%   $12,509   100.0%
      securities purchased            =======   =====    =======   =====    =======   =====    =======   =====    =======   =====

SALES
Real estate loans                     $ 2,672    85.8%   $ 2,887    73.1%   $ 1,963    56.7%   $30,258   100.0%   $52,114   100.0%
Mortgage-backed securities                444    14.2      1,060    26.9      1,500    43.3         --      --         --      --
                                      -------   -----    -------   -----    -------   -----    -------   -----    -------   -----
   Total loans and mortgage-backed    $ 3,116   100.0%   $ 3,947   100.0%   $ 3,463   100.0%   $30,258   100.0%   $52,114   100.0%
      securities sold                 =======   =====    =======   =====    =======   =====    =======   =====    =======   =====

------------------------------------

(1)     Includes loans originated for sale in the secondary market.

DELINQUENCIES AND NONPERFORMING ASSETS

         When a borrower fails to make a required payment on a loan, Centennial attempts to cause the deficiency to be cured by contacting the borrower. In most cases, deficiencies are cured promptly. A notice is mailed to the borrower after a payment is 15 days past due, at which time Centennial assesses a penalty against the borrower. After a payment is 30 days past due, Centennial's collections department contacts the borrower by telephone and letter. After a payment is 90 days past due, Centennial sends the borrower a demand letter. When deemed appropriate by management, Centennial institutes action to foreclose on the property or to acquire it by deed in lieu of foreclosure. If foreclosed on, real property is sold at a public sale and may be purchased by Centennial. A decision as to whether and when to initiate foreclosure proceedings is based on such factors as the amount of the outstanding loan in relation to the original indebtedness, the extent of delinquency and the borrower's ability and willingness to cooperate in curing the delinquency.

         Real estate acquired by Centennial as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned ("REO") until it is sold. When REO is acquired, it is recorded at the lower of the loan's unpaid principal balance or estimated fair value less selling expenses at the date of acquisition and any write-down resulting therefrom is charged to the allowance for losses. Interest accrual, if any, ceases no later than the date of acquisition and all costs incurred from that date in maintaining the REO are expensed. However, costs relating to the development and improvement of REO are capitalized to the extent of fair value.

         FDIC-regulated institutions are required to classify their own assets on a regular basis. There are three classifications for problem assets:
Substandard, Doubtful and Loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of Substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified Loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. There is also a Special Mention category which consists of assets that do not currently expose an institution to a sufficient degree of risk to warrant classification but which do possess credit deficiencies or potential weaknesses deserving management's close attention. Institutions must establish prudent general allowances for loan losses for assets classified as Substandard or Doubtful. If an asset or portion thereof is classified as Loss, the institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified Loss or charge off such amount. In connection with examinations of savings institutions, examiners have authority to identify problem assets and, if appropriate, classify them. If an institution does not agree with an examiner's classification of an asset it may appeal the determination to the FDIC.

         On the basis of management's quarterly review of its assets, at June 30, 1997, Centennial had $812,000 in assets classified as Special Mention, $937,000 as Substandard, and no assets classified as Doubtful or Loss. Included in the Substandard assets at June 30, 1997, are $217,000 in single-family and condominium loans located in Texas, discussed herein, as to which no loss is anticipated. Included in the Substandard category of classified assets is $44,000 in REO. The remainder of Centennial's classified assets is comprised primarily of one- to four-family residential loans.

         The following table sets forth information concerning delinquent loans at June 30, 1997, in dollar amounts and as a percentage of Centennial's total loan and mortgage-backed securities portfolio (including loans held for sale). The amounts presented represent the total outstanding principal balances of the related loans, net of allowances, rather than the actual payment amounts which are past due.

                                                  At June 30, 1997
                       ------------------------------------------------------------------------
                              Residential
                            real estate loans       Consumer loans              Total
                       -----------------------  ---------------------  ------------------------
                       Number  Amount    % (1)  Number  Amount  % (1)  Number   Amount   % (1)
                       ------  ------    -----  ------  ------  -----  ------   ------   -----
                                                            (Dollars in thousands)

Loans delinquent for:
30-59 days               37    $1,334    0.48%     1     $3       -% (2)  38     $1,337     0.49%
60-89 days                9       274    0.10      -      -       -        9        274     0.10
90 days and over         17       851    0.31      -      -       -       17        851     0.31
                        ---    ------    ----     --     --     ---       --     ------     ----
 Total delinquent
   loans                 63    $2,459    0.89%     1     $3       -% (2)  64     $2,462     0.90%
                        ===    ======    ====     ==     ==     ===       ==     ======     ====

   -----------------------------------

   (1)  Total percentages have been correlated to total loans and mortgage-backed securities before net items.
   (2)  Less than one-tenth of one percent.

         The table below sets forth the amounts and categories of Centennial's nonperforming assets. Loans are placed on nonaccrual status when the collection of principal or interest becomes doubtful and the loan is 90 days or more delinquent. For all the periods presented, Centennial did not have any loans accounted for as troubled debt restructurings. Foreclosed assets include assets acquired in settlement of loans.


                                                                    At June 30,
                                   ---------------------------------------------------------------------------
                                    1997              1996              1995            1994             1993
                                   ------            ------            ------          ------           ------
                                                                  (Dollars in thousands)

Nonperforming assets (net
   of allowances):
Nonperforming loans:
   Residential                       $851             $ 705            $ 772           $1,719           $1,939
   Construction                         -               178              155              168                -
   Consumer                             -                 -                -                -                5
   Nonresidential                       -                 -                -                -                41
                                     ----             -----            -----            -----            -----
     Total                            851               883              927            1,887            1,985
Foreclosed assets:
   Residential                          -               242              715              408              667
   Nonresidential                      44                 -                -                -                -
                                     ----            ------           ------           ------           ------
     Total                             44               242              715              408              667
                                     ----            ------           ------           ------           ------
Total nonperforming assets           $895            $1,125           $1,642           $2,295           $2,652
                                     ====            ======           ======           ======           ======
Total nonperforming assets as a
   percentage of total assets         .31%              .40%             .62%             .94%            1.18%
                                      ===               ===              ===              ===             ====

         As of June 30, 1997, there were no additional loans with respect to which known information about the possible credit problems of the borrowers caused management of Centennial to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the nonperforming asset categories.

         For the year ended June 30, 1997, interest income which would have been recorded with respect to nonaccruing loans, had such loans been current in accordance with their original terms, totaled approximately $22,000. There was no interest included in interest income on such loans for the year ended June 30, 1997.

         The responsibility for maintaining an adequate allowance for loan losses rests with Centennial's Asset Classification Committee, which is comprised of Centennial's senior management, with oversight provided by the Board of Directors. The Committee meets on a quarterly basis to determine the adequacy of the allowance for loan losses as it relates to a number of relevant factors, including, but not limited to, trends in the level of nonperforming assets and classified loans, current and anticipated economic conditions in the primary lending area, past loss experience, and possible losses arising from specific problem assets. To a lesser extent, the Committee considers loan concentrations to single borrowers and changes in the composition of its loan portfolio. At June 30, 1997, Centennial's allowance for loan losses totaled $820,000 and was primarily allocated to potential problem assets in the residential loan portfolio.

         The foregoing statement regarding the adequacy of the allowance for loan losses is a "forward-looking" statement within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Factors that could affect the adequacy of the loan loss allowance include, but are not limited to, the following: (1) changes in the national and local economy which may negatively impact the ability of borrowers to repay their loans and which may cause the value of real estate and other properties that secure outstanding loans to decline; (2) unforeseen adverse changes in circumstances with respect to certain large loans; (3) decreases in the value of collateral securing consumer loans to amounts less than the outstanding balances of the consumer loans; and (4) determinations by various regulatory agencies that Centennial must recognize additions to its loan loss allowance based on such regulators' judgment of information available to them at the time of their examinations.

         The following table sets forth an analysis of Centennial's allowance for losses on loans.

                                                                 At June 30,
                                            ------------------------------------------------------
                                             1997       1996        1995        1994         1993
                                            ------     ------      ------      ------       ------
                                                            (Dollars in thousands)

Balance at beginning of period              $618        $616        $724        $648        $457
Charge-offs:
   Residential                               (30)        (58)       (192)        (23)        (39)
   Non-residential                           (27)          -           -           -          (5)
   Consumer                                    -           -           -          (5)         (7)
                                            ----        ----        ----        ----        ----
     Total charge-offs                       (57)        (58)       (192)        (28)        (51)
                                            ----        ----        ----        ----        ----
Recoveries:
   Residential                                15           -           -           8           -
   Consumer                                    -           -           -           -           2
                                            ----        ----        ----        ----        ----
     Total recoveries                         15           -           -           8           2
                                            ----        ----        ----        ----        ----
Net-charge offs                              (42)        (58)       (192)        (20)        (49)
                                            ----        ----        ----        ----        ----
Provision for losses on loans
   (charged to operations)                   244          60          84          96         240
                                            ----        ----        ----        ----        ----
Balance at end of period                    $820        $618        $616        $724        $648
                                            ====        ====        ====        ====        ====

Ratio of net charge-offs to
   average loans outstanding                0.02%       0.03%       0.10%       0.10%       0.03%
Ratio of allowance for losses on
   loans to nonperforming loans             96.4%       70.0%       66.5%       38.4%       32.6%
Ratio of allowance for losses on
   loans to total loans                     0.32 %      0.27%       0.29%       0.41%       0.40%

INVESTMENT ACTIVITIES

         Centennial's assets, other than loans receivable and mortgage-backed securities, are invested primarily in short-term investments, including interest-bearing deposits, U.S. Government and agency securities and mutual fund holdings.

         The book value and market values of investment securities at the dates indicated are summarized as follows:


                                                                    At June 30,
                                --------------------------------------------------------------------------------------
                                       1997                            1996                            1995
                                ----------------------         -----------------------         -----------------------
                                Carrying        Market         Carrying         Market         Carrying         Market
                                 Value           Value          Value            Value           Value           Value
                                --------        ------         --------         ------         --------         ------
                                                                   (In thousands)
U.S. Treasuries                   $2,983        $2,981           $    -        $    -           $     -       $     -
U.S. Government agency
   obligations                     3,984         3,979            5,474         5,426             7,463         7,273
Municipal obligations                 75            75               75            73                26            26
                                  ------        ------           ------         ------          -------       --------
   Total investment
     securities                    7,042         7,035            5,549         5,499             7,489         7,299
Asset management funds
   available for sale                  -             -            4,084         4,084             4,092         4,092
                                  ------        ------           ------         ------          -------       --------
   Total                          $7,042        $7,035           $9,633        $9,583           $11,581       $11,391
                                  ======        ======           ======        ======           =======       =======

         The following table presents the contractual maturities or terms to repricing of investment securities along with the weighted average yields at June 30, 1997:

                           Within one     Over one to   Over five to    Over ten
                              year        five years     ten years        years             Total
                       -------------   --------------  -------------  -------------    --------------
                       Amount  Yield   Amount   Yield  Amount  Yield  Amount  Yield    Amount   Yield
                       ------  -----   ------   -----  ------  -----  ------  -----    ------   -----
                                                  (Dollars in thousands)
U.S. Treasuries          $  -      -%   $2,983   6.04%   $ -       -%    $ -      -%   $2,983   6.04%
U.S. Government agency
  obligations             500   5.35     2,984   5.83      -       -     500   7.87     3,984   6.03
Municipal obligations       -      -         -      -     50    4.50%     25   4.70        75   4.57
                         ----   ----    ------   ----    ---    ----    ----   ----    ------   ----
   Total investment
     securities          $500   5.35%   $5,967   5.93%   $50    4.50%   $525   7.72%   $7,042   6.01%
                         ====   ====    ======   ====    ===    ====    ====   ====    ======   ====


         The FDIC has a policy which requires that institutions maintain an average balance of liquid assets (e.g. cash, time deposits and U.S. Government and agency obligations) in an amount which it deems adequate to protect safety and soundness, but it does not require a specific level of liquid assets. In the opinion of management, Centennial's liquidity position was adequate to maintain safe and sound operations at June 30, 1997. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided.

SOURCES OF FUNDS

         GENERAL. Deposit accounts have traditionally been the principal source of Centennial's funds for use in lending and for other general business purposes. In addition to deposits, Centennial derives funds from loan repayments and cash flows generated from operations. Scheduled loan payments are a relatively stable source of funds, while deposit inflows and outflows and the related costs of such funds have varied. Centennial also utilizes borrowings as a mechanism to raise additional funds without altering Centennial's deposit pricing structure.

         DEPOSITS. Centennial attracts both short-term and long-term deposits from Centennial's primary market area by offering a wide assortment of accounts and rates. Centennial offers regular passbook savings accounts, NOW accounts, money market accounts, fixed interest rate certificates of deposit with varying maturities and individual retirement accounts. The various Centennial deposit accounts have differing minimum balance requirements, time periods during which funds must remain on deposit and interest rates, among other factors. Centennial generally has not actively sought deposits outside of its primary market area.

         Centennial regularly evaluates its internal cost of funds, surveys rates offered by competing institutions, reviews its cash flow requirements for lending and liquidity and executes rate changes when deemed appropriate. In order to decrease the volatility of its deposits, Centennial imposes stringent penalties on early withdrawal on its certificates of deposit. Centennial does not have any brokered deposits and has no present intention to accept or solicit such deposits. Centennial historically has not been a market leader in pricing deposits.

         The following table sets forth the savings flows at Centennial during the periods indicated:

                                1997                1996                1995
                             ---------           ---------           ---------
                                           (Dollars in thousands)

Opening balance              $ 222,768           $ 208,377           $ 196,499
Deposits                       323,722             310,192             299,274
Withdrawals                   (319,637)           (295,801)           (287,396)
                             ---------           ---------           ---------
Ending balance               $ 226,853           $ 222,768           $ 208,377
                             =========           =========           =========
Net increase                 $   4,085           $  14,391           $  11,878
                             =========           =========           =========
Percentage increase               1.83%               6.91%               6.04%
                                  ====                ====                ====


         The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by Centennial at the dates indicated:

                                                                        At June 30,
                                    -------------------------------------------------------------------------------------
                                             1997                           1996                           1995
                                    -----------------------        ------------------------       -----------------------
                                    Amount       % of total        Amount        % of total       Amount       % of total
                                    ------       ----------        ------        ----------       ------       ----------
                                                                   (Dollars in thousands)

Certificate accounts
--------------------
   3.00 - 5.99%                    $126,329          55.7%       $109,194           49.0%        $ 78,115          37.5%
   6.00 - 7.99%                      30,889          13.6          43,827           19.7           63,440          30.5
   8.00 - 9.99%                         352           0.2           1,120            0.5            1,534           0.7
                                    -------          ----         -------           ----         --------          ----
     Total certificate accounts     157,570          69.5%        154,141           69.2%         143,089          68.7
                                    -------          ----         -------           ----         --------          ----

Transaction accounts
--------------------
   Passbook savings                  36,602          16.1          40,482           18.2           42,013          20.2
   Money market accounts              5,965           2.6           7,634            3.4            9,226           4.4
   NOW accounts                      26,716          11.8          20,511            9.2           14,049           6.7
                                     ------          ----       ---------          -----        ---------          ----

     Total transaction accounts      69,283          30.5          68,627           30.8           65,288          31.3
                                     ------          ----       ---------           ----        ---------          ----

     Total deposits                $226,853         100.0%       $222,768          100.0%        $208,377         100.0%
                                   ========         =====        ========          =====         ========         =====


         The following table shows the interest rate and remaining maturity information for Centennial's certificates of deposit as of June 30, 1997:


         Interest rate                      Less than 1 year      One to 3 years     Over 3 years        total
         -------------                      ----------------      --------------     ------------        -----

         3.00 - 5.99%                            $100,163             $22,022           $4,144          $126,329
         6.00 - 7.99%                               9,538              19,194            2,157            30,889
         8.00 - 9.99%                                  69                 268               15               352
                                                 --------             -------           ------          --------
            Total certificates of deposit        $109,770             $41,484           $6,316          $157,570
                                                 ========             =======           ======          ========

         The following table sets forth the maturities of Centennial's certificates of deposit having principal amounts greater than $100,000 at June 30, 1997.

              Maturing in quarter ending :
                                                                                   (In thousands)

              September 30, 1997                                                     $  1,499
              December 31, 1997                                                         2,670
              March 31, 1998                                                            3,540
              June 30, 1998                                                             1,516
              After June 30, 1998                                                       5,581
                                                                                      -------
                 Total certificates of deposit with balances over $100,000            $14,806
                                                                                      =======



         BORROWINGS. Centennial's other sources of funds include advances from the Federal Home Loan Bank (the "FHLB") of Cincinnati. As a member of the FHLB, Centennial is required to own capital stock in the FHLB and is authorized to apply for advances from the FHLB. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturity. The FHLB may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions.

         The following table sets forth certain information as to Centennial's FHLB advances and other borrowings at the dates indicated:

                                                                            At June 30,
                                                   ---------------------------------------------------------
                                                     1997                     1996                     1995
                                                   -------                  -------                  -------
                                                                        (Dollars in thousands)

FHLB advances                                       $28,114                  $25,634                 $27,158
Other borrowings                                         65                      213                     362
                                                    -------                  -------                 -------
   Total borrowings                                 $28,179                  $25,847                 $27,520
                                                    =======                  =======                 =======
Weighted average interest rate
   of FHLB advances                                   5.97%                    5.78%                    5.64%
                                                      =====                    ====                     ====
Weighted average rate of other borrowings             8.50%                    8.25%                    8.75%
                                                      =====                    ====                     ====


         The following table sets forth the maximum balance and average balance of FHLB advances and other borrowings during the periods indicated:

                                                        At June 30,
                                     -----------------------------------------------
                                      1997                1996                1995
                                     -------             -------             -------
                                                                        (Dollars in thousands)
Maximum balance:
  FHLB advances                      $28,643             $27,308             $31,598
  Other borrowings                   $   213             $   362             $ 1,600

Average balance:
  FHLB advances                      $22,073             $23,051             $25,083
  Other borrowings                   $   178             $   324             $   660

Weighted average interest
   rate of FHLB advances                5.63%               5.69%               5.83%
Weighted average interest
   rate of other borrowings             8.30%               8.70%               8.26%

SUBSIDIARY ACTIVITIES

         Centennial currently owns a service corporation, Centennial Savings and Loan Service Corporation. This subsidiary offers mutual funds, self-directed IRA's and other securities and insurance products to Centennial customers through a third party marketing arrangement with Money Concepts, Inc.

COMPETITION

         Centennial faces strong competition both in originating real estate loans and in attracting deposits. Competition in originating real estate loans comes primarily from other savings institutions, commercial banks and mortgage bankers who also make loans secured by real estate located in Centennial's primary market area. Centennial competes for real estate loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of services it provides to borrowers.

         Centennial faces substantial competition in attracting deposits from other savings institutions, commercial banks, money market and mutual funds, credit unions and other investment vehicles. The ability of Centennial to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk and other factors. Centennial competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours, and convenient branch locations with inter-branch deposit and withdrawal privileges at each. The authority to offer money market deposits and expanded lending and other powers authorized for savings institutions by federal legislation has resulted in increased competition for both deposits and loans between savings institutions and other financial institutions, such as commercial banks.

EMPLOYEES

         At June 30, 1997, Centennial had a total of 54 full-time employees and 22 part-time employees.

                                   REGULATION

GENERAL

         As a savings and loan holding company within the meaning of the Home Owners' Loan Act, as amended, the Corporation is subject to regulation, examination and supervision by the OTS. As a state chartered savings bank which is not a member of the Federal Reserve System, Centennial is subject to regulation by the Division and the FDIC. The Corporation and Centennial must file periodic reports with these governmental agencies, as applicable, concerning their activities and financial condition. Examinations are conducted periodically by the applicable regulators to determine whether the Corporation and Centennial are in compliance with various regulatory requirements and are operating in a safe and sound manner. Centennial is a member of the FHLB and is also subject to certain regulations of the Board of Governors of the Federal Reserve (the "FRB").

OHIO REGULATION OF CENTENNIAL

         As a savings bank incorporated under Ohio law, Centennial is subject to regulation by the Division. Such regulation affects Centennial's savings, lending and investment activities. Ohio law requires that Centennial maintain at least 60% of its assets in housing-related and other specified investments. At June 30, 1997, Centennial had more than 60% of its assets in such investments. The ability of Ohio savings banks to engage in certain state-authorized investments is subject to oversight and approval by the FDIC.

         Ohio law generally limits the aggregate amount that a savings bank can lend to one borrower to an amount equal to 15% of the institution's unimpaired capital and surplus. Based on such limit, Centennial was able to lend approximately $3.6 million to one borrower at June 30, 1997. A savings bank may lend to one borrower an additional amount not to exceed 10% of the institution's unimpaired capital and surplus, if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral."

         The Division is responsible for the regulation and supervision of Ohio savings banks in accordance with the laws of the State of Ohio. Periodic examinations by the Division are usually conducted on a joint basis with the FDIC. Ohio law requires that Centennial maintain federal deposit insurance as a condition of doing business. The Division may initiate certain supervisory measures or formal enforcement actions against Ohio savings banks. Ultimately, if the grounds provided by law exist, the Division may place an Ohio savings banks in conservatorship or receivership. Any mergers involving or acquisitions of control of Ohio savings banks must be approved by the Division.

         In addition to being governed by the laws of Ohio specifically governing savings banks, Centennial is also governed by Ohio corporate law, to the extent such law does not conflict with the laws specifically governing savings banks.

FEDERAL REGULATION OF CENTENNIAL

         SUPERVISION AND EXAMINATION. The FDIC is responsible for the regulation and supervision of all commercial banks and state savings banks that are not members of the Federal Reserve System ("Non-member Banks"). The FDIC issues regulations governing the operations of Non-member Banks, examines such institutions and may also initiate enforcement actions against such institutions and certain persons affiliated with them for violations of laws and regulations or for engaging in unsafe or unsound practices. If the grounds provided by law exist, the FDIC may appoint a conservator or a receiver for a Non-member Bank.

         Non-member Banks are subject to regulatory oversight under various consumer protection and fair lending laws. These laws govern, among other things, truth-in-lending disclosure, equal credit opportunity, fair credit reporting and community reinvestment. Failure to abide by federal laws and regulations governing community reinvestment could limit the ability of an institution to open a new branch or engage in a merger transaction. The federal financial institution regulatory agencies recently issued revised regulations governing community reinvestment that evaluate actual lending and investment within an institution's designated service area, with particular emphasis on low-to-moderate income areas and borrowers. These regulations also evaluate an institution's service to low and moderate-income areas in terms of branch locations.

         STANDARDS FOR SAFETY AND SOUNDNESS. The FDIC has issued regulations and adopted guidelines for Non-member Banks establishing standards for (a) internal controls, information systems and internal audit systems; (b) loan documentation; (c) credit underwriting; (d) interest rate exposure; (e) asset growth; and (f) compensation, fees and benefits. These standards provide general guidance on what operational systems and procedures the FDIC believes Non-member Banks should have in place in each of these areas. A Non-member Bank which fails to meet these standards may be required by the FDIC to submit an acceptable plan to achieve compliance.

         STATE-CHARTERED BANK ACTIVITIES. The ability of state-chartered banks, including Centennial, to engage in any state-authorized activities or make any state-authorized investments, as principal, is limited to the extent that such activity is done or investment is made in a manner different than that permitted for, or subject to different terms and conditions than those imposed on, national banks. Any such activity or investment, as principal, not permissible for a national bank is subject to approval by the FDIC. Such approval will not be granted unless certain capital requirements are met and there is not a significant risk to the FDIC insurance fund. Most equity and real estate investments (excluding office space and REO) are prohibited. Certain exceptions are granted, including one for any activity deemed to be closely related to banking by the FRB and, therefore, permissible for bank holding companies and another for FDIC-approved subsidiary activities.

         REGULATORY CAPITAL REQUIREMENTS. Centennial is required by applicable law and regulations to meet certain minimum capital requirements, which include a leverage, or core, capital requirement and a risk-based capital requirement.

         The leverage capital requirement is a minimum level of Tier 1 capital to average total consolidated assets of 3%, if Centennial has the highest regulatory examination rating, well diversified risk and minimal anticipated growth or expansion, and between 4% and 5% of average total consolidated assets if it does not meet those criteria. "Tier 1" capital includes common stockholders' equity, noncumulative perpetual preferred stock and minority interest in the equity accounts of consolidated subsidiaries, less all intangibles, other than includable purchased mortgage servicing rights and credit card relationships.

         Pursuant to the risk-based capital requirement, Centennial must maintain total capital, which consists of Tier 1 capital and certain general valuation reserves, of 8% of risk-weighted assets. The FDIC may, however, set higher capital requirements when particular circumstances warrant higher capital levels, including the presence of excessive interest rate risk. For purposes of computing risk-based capital, assets and certain off-balance sheet items are weighted at percentage levels ranging from 0% to 100%, depending on the relative risk.

         The following table presents certain information regarding compliance by Centennial with applicable capital requirements at June 30, 1997:

                                                            Amount                    %
                                                            ------                    -

         Tier 1 capital (1)                                 $23,985                8.5%
         Maximum leverage capital requirement                14,190                5.0
                                                             ------                ---
         Excess                                            $  9,795                3.5%
                                                           ========                ====

         Total capital (1)                                  $24,795               13.4%
         Risk-based capital requirement                      14,752                8.0
                                                           --------              -----
         Excess                                             $10,043                5.4%
                                                            =======              ======
         -----------------------------

         (1)      Tier 1 capital and risk-based capital reflect capital computed in accordance with generally accepted accounting principles, net of $368,000 of goodwill.
                  Risk-based capital includes a $820,000 general loan loss allowance.

         The FDIC has added a market risk component to the capital requirements of Non-member Banks. Such component would require additional capital for general or specific market risk or trading portfolios of debt and equity securities and other investments or assets. The policy will apply to an institution with less than $5 billion in assets only if its trading portfolio constitutes at least 10% of the institution's assets. The Corporation has no trading portfolio and, therefore, does not expect to have to meet this new requirement. The FDIC may also require additional capital to address interest-rate risk, concentrations of credit and non-traditional activities on a case-by-case basis.

         The FDIC has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled Non-member Banks. At each successively lower defined capital category, an institution is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the applicable agency has less flexibility in determining how to resolve the problems of the institution. The FDIC has defined these capital levels as follows: (1) well-capitalized institutions must have total risk-based capital of at least 10%, Tier 1 risk-based capital (consisting only of items that qualify for inclusion in Tier 1 capital) of at least 6% and Tier 1 capital of at least 5%; (2) adequately capitalized institutions are those that meet the regulatory minimum of total risk-based capital of at least 8%, Tier 1 risk-based capital (consisting only of items that qualify for inclusion in Tier 1 capital) of at least 4% and Tier 1 capital of at least 4% (except for institutions receiving the highest examination rating and with an acceptable level of risk, in which case the Tier 1 capital level is at least 3%); (3) undercapitalized institutions are those that do not meet regulatory limits, but that are not significantly undercapitalized; (4) significantly undercapitalized institutions have total risk-based capital of less than 6%, Tier 1 risk-based capital (consisting only of items that qualify for inclusion in Tier 1 capital) of less than 3% and Tier 1 capital of less than 3%; and (5) critically undercapitalized institutions are those with Tier 1 capital of less than 2% of total assets. In addition, the FDIC generally can downgrade an institution's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the institution is deemed to be engaging in an unsafe or unsound practice, because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. An undercapitalized institution must submit a capital restoration plan to the FDIC within 45 days after it becomes undercapitalized. Such institution will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. A critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. Centennial's capital levels at June 30, 1997, meet the standards for a well-capitalized institution.

         Federal law prohibits a financial institution from making a capital distribution to anyone or paying management fees to any person having control of the institution if, after such distribution or payment, the institution would be undercapitalized. In addition, each company controlling an undercapitalized institution must guarantee that the institution will comply with its capital restoration plan until the institution has been adequately capitalized on an average during each of the four preceding calendar quarters and must provide adequate assurances of performance. The aggregate liability pursuant to such guarantee is limited to the lesser of (a) an amount equal to 5% of the institution's total assets at the time it became undercapitalized or (b) the amount necessary to bring the institution into compliance with all capital standards applicable to such institution at the time the institution fails to comply with its capital restoration plan.

         TRANSACTIONS WITH AFFILIATES AND INSIDERS. All transactions between Centennial and the Corporation or any other affiliate must comply with Sections 23A and 23B of the Federal Reserve Act (the "FRA"). An affiliate is any company or entity which controls, is controlled by or is under common control with the financial institution. In a holding company context, the parent holding company of an insured institution and any companies that are controlled by such parent holding company are affiliates of the institution. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a financial institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus for any one affiliate and 20% of such capital stock and surplus for the aggregate of such transactions with all affiliates, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or the subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar types of transactions. In addition because it is a subsidiary of a savings and loan holding company, Centennial may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate, except shares of a subsidiary. Exemptions from Sections 23A or 23B of the FRA may be granted only by the FRB. Centennial was in compliance with these requirements at June 30, 1997.

         Loans to insiders of Centennial and the Corporation are subject to the restrictions contained in Section 22(g) and (h) of the FRA, which restrict loans to executive officers, directors and principal shareholders. Loans to an executive officer and to a greater than 10% shareholder of a financial institution (18% in the case of institutions located in an area with less than 30,000 in population), and certain affiliated entities of either, may not exceed, together with all other outstanding loans to such person and affiliated entities, the institution's lending limit. The total of all loans to such persons may not exceed the institution's unimpaired capital and surplus. Most loans to directors, executive officers and greater than 10% shareholders of an institution, and their respective affiliates, must be approved in advance by a majority of the board of directors of the institution with any "interested" director not participating in the voting. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions to other persons. In addition, loans generally may not be made to an executive officer, except loans for specific authorized purposes, such as financing the education of the officer's children or the purchase of the officer's primary residence.

DEPOSIT INSURANCE

         The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and savings and loan associations and safeguards the safety and soundness of the banking and savings and loan industries. The FDIC administers two separate insurance funds, the Bank Insurance Fund ("BIF") for commercial banks and state savings banks and the SAIF for savings associations. Centennial is a member of the SAIF and its deposit accounts are insured by the FDIC up to the prescribed limits. The FDIC has examination authority over all insured depository institutions, including Centennial, and has authority to initiate enforcement actions against federally-insured savings associations if the FDIC does not believe the OTS has taken appropriate action to safeguard safety and soundness and the deposit insurance fund.

         The FDIC is required to maintain designated levels of reserves in the SAIF and in the BIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to its target level within a reasonable time and may decrease such rates if such target level has been met. The FDIC has established a risk-based assessment system for both SAIF and BIF members. Under this system, assessments vary based on the risk the institution poses to its deposit insurance fund. The risk level is determined based on the institution's capital level and the FDIC's level of supervisory concern about the institution.

         Prior to September 1996, the SAIF's ratio of reserves to insured deposits was significantly below the level required by law, while the BIF's ratio was above the required level. As a result, institutions with SAIF-insured deposits were paying higher deposit insurance assessments than institutions with BIF-insured deposits. Federal legislation providing for the recapitalization of the SAIF became effective in September 1996 and included a special assessment of $.657 per $100 of SAIF-insured deposits held at March 31, 1995. Centennial had approximately $206.0 million in deposits at March 31, 1995, and paid a special assessment of $1.35 million.

CHANGES IN CONTROL

         FEDERAL LAW. The Federal Deposit Insurance Act (the "FDIA") provides that no person, acting directly or indirectly or in concert with one or more persons, shall acquire control of any insured depository institution or holding company unless 60 days prior written notice has been given to the primary federal regulator for that institution and such regulator has not issued a notice disapproving the proposed acquisition. Control, for purposes of the FDIA, means the power, directly or indirectly, alone or acting in concert, to direct the management or policies of an insured institution or to vote 25% or more of any class of securities of such institution. Control exists in situations in which the acquiring party has direct or indirect voting control of at least 25% of the institution's voting shares, controls in any manner the election of a majority of the directors of such institution or is determined to exercise a controlling influence over the management or policies of such institution. In addition, control is presumed to exist, under certain circumstances where the acquiring party (which includes a group "acting in concert") has voting control of at least 10% of the institution's voting stock. These restrictions do not apply to holding company acquisitions.

         OHIO LAW. A statutory limitation on the acquisition of control of an Ohio savings bank requires the written approval of the Division prior to the acquisition by any person or entity of a controlling interest in an Ohio association. Control exists, for purposes of Ohio law, when any person or entity which, either directly or indirectly, or acting in concert with one or more other persons or entities, owns, controls, holds with power to vote, or holds proxies representing, 15% or more of the voting shares or rights of an association, or controls in any manner the election or appointment of a majority of the directors. A director will not be deemed to be in control by virtue of an annual solicitation of proxies voted as directed by a majority of the board of directors. Ohio law also requires that certain acquisitions of voting securities that would result in the acquiring shareholder owning 20%, 33-1/3% or 50% of the outstanding voting securities of the Corporation must be approved in advance by the holders of at least a majority of the outstanding voting shares represented at a meeting at which a quorum is present and a majority of the portion of the outstanding voting shares represented at such a meeting, excluding the voting shares by the acquiring shareholder. This statute was intended, in part, to protect shareholders of Ohio corporations from coercive tender offers.

         Interstate mergers and acquisitions involving savings banks incorporated under Ohio law are permitted by Ohio law ,under certain circumstances. A financial institution or financial institution holding company with its principal place of business in another state may acquire a savings institution loan association or savings and loan holding company incorporated under Ohio law if, in the discretion of the Division, the laws of such other state give an Ohio institution or an Ohio holding company reciprocal rights.

HOLDING COMPANY REGULATION

         The Corporation is a unitary savings and loan holding company subject to the regulatory oversight, examination and enforcement authority of the OTS. Though Centennial is not a savings association, it has elected to be treated as such for holding company purposes, so that the Corporation does not become a bank holding company. As a savings and loan holding company, the Corporation is required to register and file periodic reports with the OTS. If the OTS determines that the continuation of a particular activity by a savings and loan holding company constitutes a serious threat to the financial condition of its subsidiary institutions, the OTS may impose restrictions on the holding company. Such restrictions may include limiting the payment of dividends, transactions with affiliates or any other activities deemed to pose a serious threat to the savings associations.

         In order for the Corporation to retain its status as a savings and loan holding company, Centennial must meet the qualified thrift lender ("QTL") test. The QTL test requires that 65% of the association's portfolio assets consist of qualified thrift investments on a monthly average basis in 9 out of every 12 months. If Centennial fails to meet the QTL test, the Corporation may be subject to certain regulatory restrictions and will not be eligible for FHLB advances to the fullest possible extent. At June 30, 1997, Centennial had qualified thrift investments in excess of 90% of its portfolio assets.

         Generally, no savings and loan holding company may (i) acquire or retain control of a savings association or another savings and loan holding company or control the assets thereof or (ii) acquire or retain more than 5% of the voting shares of a savings association or holding company thereof which is not a subsidiary without the prior written approval of the Director of the OTS. Additionally, under certain circumstances a savings and loan holding company is permitted to acquire, with the approval of the Director of the OTS, up to 15% of the previously unissued voting shares of an undercapitalized savings association for cash without such savings association being deemed to be controlled by the holding company. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy, or otherwise, more than 25% of such company's stock may also acquire control of any savings institution, other than a subsidiary institution, or any other savings and loan holding company.

         The Director of the OTS may approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings associations in more than one state, if the multiple savings and loan holding company involved controls a savings association which operated a home or branch office in the state of the association to be acquired as of March 5, 1987, or if the laws of the state in which the institution to be acquired is located specifically permit institutions to be acquired by state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions). As under prior law, the Director of the OTS may approve an acquisition resulting in a multiple savings and loan holding company controlling savings associations in more than one state in the case of certain emergency thrift acquisitions.

         If it became a multiple savings and loan holding company, the activities of the Corporation and those of any of its subsidiaries (other than Centennial) would be subject to certain restrictions. Generally, no multiple savings and loan holding company or subsidiary thereof that is not a savings association may engage in any business activity other than (i) furnishing or performing management services for a subsidiary savings association, (ii) conducting an insurance agency or an escrow business, (iii) holding, managing or liquidating assets owned by or acquired from a subsidiary savings association,
(iv) holding or managing properties used or occupied by a subsidiary savings association, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by federal regulation as of March 5, 1987, to be engaged in by multiple holding companies, or (vii) furnishing or performing such other services or engaging in those activities authorized by the FRB as permissible for bank holding companies, unless the director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the Director of the OTS prior to being engaged in by a multiple holding company.

         Federal law provides that an insured institution shall be liable for any loss incurred by the FDIC in connection with the default or potential default of, or federal assistance provided to, an insured institution which is controlled by the same holding company. Such loss would be apportioned among all of the insured institutions controlled by the holding company.

FRB RESERVE REQUIREMENTS

         FRB regulations currently require savings associations to maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $49.3 million, subject to an exemption of up to $4.4 million, and to maintain reserves of 10% of net transaction accounts in excess of $49.3 million. These percentages are subject to revision by the FRB. At June 30, 1997, Centennial was in compliance with the FRB's reserve requirement.

FEDERAL HOME LOAN BANK SYSTEM

         As a member of the FHLB, Centennial is required to maintain an investment in the capital stock of the FHLB in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of its residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB. Centennial is in compliance with this requirement with an investment in FHLB stock of $2.4 million at June 30, 1997.

         FHLB advances to member institutions who meet the QTL test are generally limited to the lower of (i) 25% of the member's assets or (ii) 20 times the member's investment in FHLB stock. At June 30, 1997, Centennial's maximum limit on advances was approximately $48.0 million. The granting of advances is also subject to the FHLB's collateral and credit underwriting guidelines.

         Upon the origination or renewal of a loan or advance, the FHLB is required by law to obtain and maintain a security interest in collateral in one or more of the following categories: fully-disbursed, whole first mortgage loans on improved residential property or securities representing a whole interest in such loans; securities issued, insured or guaranteed by the United States Government or an agency thereof; deposits in any FHLB; or other real estate related collateral (up to 30% of the member association's capital) acceptable to the FHLB, if such collateral has a readily ascertainable value and the FHLB can perfect its security interest in the collateral.

         The FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances. The standards take into account a member's performance under the Community Reinvestment Act and its record of lending to first-time home buyers. All long-term advances by the FHLB must be made only to provide funds for residential housing finance.

                                    TAXATION

FEDERAL TAXATION

         The Holding Company and Centennial are both subject to the federal tax laws and regulations which apply to corporations generally. In addition to the regular income tax, the Holding Company and Centennial are subject to the alternative minimum tax which is imposed at a minimum tax rate of 20% on "alternative minimum taxable income" (which is the sum of a corporation's regular taxable income, with certain adjustments, and tax preference items), less any available exemption. Such tax preference items include interest on certain tax-exempt bonds issued after August 7, 1986. In addition, 75% of the amount by which a corporation's "adjusted current earnings" exceeds its alternative minimum taxable income computed without regard to this preference item and prior to reduction by net operating losses, is included in alternative minimum taxable income. Net operating losses can offset no more than 90% of alternative minimum taxable income. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax. Payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. However, the Taxpayer Relief Act of 1997 repealed the alternative minimum tax for certain "small corporations" for tax years beginning after December 31, 1997. A corporation initially qualifies as a small corporation if it had average gross receipts of $5,000,000 or less for the three tax years ending with its first tax year beginning after December 31, 1996. Once a corporation is recognized as a small corporation, it will continue to be exempt from the alternative minimum tax for as long as its average gross receipts for the prior three-year period does not exceed $7,500,000. In determining if a corporation meets this requirement, the first year that it achieved small corporation status is not taken into consideration.

         Prior to the enactment of the Small Business Jobs Protection Act (the "Act"), which was signed into law on August 21, 1996, certain thrift institutions, such as Centennial, were allowed deductions for bad debts under methods more favorable than those granted to other taxpayers. Qualified thrift institutions could compute deductions for bad debts using either the specific charge-off method of Section 166 of the Code or one of two reserve methods of
Section 593 of the Code. The reserve methods under Section 593 of the Code permitted a thrift institution annually to elect to deduct bad debts under either (i) the "percentage of taxable income" method applicable only to thrift institutions, or (ii) the "experience" method that also was available to small banks. Under the "percentage of taxable income" method, a thrift institution generally was allowed a deduction for an addition to its bad debt reserve equal to 8% of its taxable income (determined without regard to this deduction and with additional adjustments). Under the "experience" method, a thrift institution was generally allowed a deduction for an addition to its bad debt reserve equal to the greater of (i) an amount based on its actual average experience for losses in the current and five preceding taxable years, or (ii) an amount necessary to restore the reserve to its balance as of the close of the base year. A thrift institution could elect annually to compute its allowable addition to bad debt reserves for qualifying loans either under the experience method or the percentage of taxable income method. For tax years 1995 and earlier, Centennial used the percentage of taxable income method because such method provided a higher bad debt deduction than the experience method.

         The Act eliminated the percentage of taxable income method of accounting for bad debts by thrift institutions, effective for taxable years beginning after 1995. Thrift institutions that are treated as small banks are allowed to utilize the experience method applicable to such institutions, while thrift institutions that are treated as large banks are required to use only the specific charge off method.

         A thrift institution required to change its method of computing reserves for bad debt will treat such change as a change in the method of accounting, initiated by the taxpayer and having been made with the consent of the Secretary of the Treasury. Section 481(a) of the Code requires certain amounts to be recaptured with respect to such change. Generally, the amounts to be recaptured will be determined solely with respect to the "applicable excess reserves" of the taxpayer. The amount of the applicable excess reserves will be taken into account ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995, subject to the residential loan requirement described below. In the case of a thrift institution that is treated as a large bank, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans (generally loans secured by improved real estate) and its reserve for losses on nonqualifying loans (all other types of loans) as of the close of its last taxable year beginning before January 1, 1996, over
(ii) the balances of such reserves as of the close of its last taxable year beginning before January 1, 1988 (I.E., the "pre-1988 reserves"). In the case of a thrift institution that is treated as a small bank, like Centennial, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans and its reserve for losses on nonqualifying loans as of the close of its last taxable year beginning before January 1, 1996, over (ii) the greater of the balance of (a) its pre-1988 reserves or (b) what the thrift's reserves would have been at the close of its last year beginning before January 1, 1996, had the thrift always used the experience method.

         For taxable years that begin after December 31, 1995, and before January 1, 1998, if a thrift meets the residential loan requirement for a tax year, the recapture of the applicable excess reserves otherwise required to be taken into account as a Code Section 481(a) adjustment for the year will be suspended. A thrift meets the residential loan requirement if, for the tax year, the principal amount of residential loans made by the thrift during the year is not less than its base amount. The "base amount" generally is the average of the principal amounts of the residential loans made by the thrift during the six most recent tax years beginning before January 1, 1996. A residential loan is a loan as described in Section 7701(a)(19)(C)(v) (generally a loan secured by residential or church property and certain mobile homes), but only to the extent that the loan is made to the owner of the property.

         The balance of the pre-1988 reserves is subject to the provisions of
Section 593(e), as modified by the Act, which require recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by Centennial to the Holding Company is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and the gross income of Centennial for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of June 30, 1997, the pre-1988 reserves of Centennial for tax purposes totaled approximately $2.3 million. Centennial believes it had approximately $11.3 million of accumulated earnings and profits for tax purposes as of June 30, 1997, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether Centennial will have current or accumulated earnings and profits in subsequent years.

         The tax returns of Centennial have been audited or closed without audit through fiscal year 1992. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of Centennial.

OHIO TAXATION

         The Holding Company is subject to the Ohio corporation franchise tax, which, as applied to the Holding Company, is a tax measured by both net earnings and net worth. The rate of tax is the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.9% of computed Ohio taxable income in excess of $50,000 or (ii) 0.582% times taxable net worth. For tax years beginning after December 31, 1998, the rate of tax is the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.5% of computed Ohio taxable income in excess of $50,000 or (ii) .400% times taxable net worth.

         A special litter tax is also applicable to all corporations, including the Holding Company, subject to the Ohio corporation franchise tax other than "financial institutions." If the franchise tax is paid on the net income basis, the litter tax is equal to .11% of the first $50,000 of computed Ohio taxable income and .22% of computed Ohio taxable income in excess of $50,000. If the franchise tax is paid on the net worth basis, the litter tax is equal to .014% times taxable net worth.

         Centennial is a "financial institution" for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on "financial institutions," which is imposed annually at a rate of 1.5% of the book net worth of Centennial determined in accordance with generally accepted accounting principles. For tax year 1999, however, the franchise tax on financial institutions will be 1.4% of the book net worth and for tax year 2000 and years thereafter the tax will be 1.3% of the book net worth. As a "financial institution," Centennial is not subject to any tax based upon net income or net profits imposed by the State of Ohio.

OHIO TAXATION

         The State of Ohio imposes a franchise tax of 1.5% of an institutions's capital determined under generally accepted accounting principles, as adjusted for goodwill and with allocations pursuant to prescribed formulas for property held outside the State of Ohio.

DELAWARE TAXATION

         As a Delaware holding company, Centennial is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. Centennial is also subject to an annual franchise tax imposed by the State of Delaware.

ITEM 2.  DESCRIPTION OF PROPERTY

         The following table sets forth certain information concerning the main office and each branch office of Centennial at June 30, 1997. The aggregate net book value of Centennial's office premises and equipment was approximately $5.4 million at June 30, 1997.

                    Location                            Year opened            Owned or leasd            Book value
                    --------                            -----------            --------------            ----------

Main office

   5535 Glenway Avenue                                     1997                     Owned                  $4,515,000
   Cincinnati, Ohio 45238

Branch offices

   4221 Glenway Avenue                                     1915                     Owned                    $274,000
   Cincinnati, Ohio 45205

   5681 Rapid Run                                          1982                  Leased (1)                       n/a
   Cincinnati, Ohio  45238

   3916 Harrison Avenue                                    1958                     Owned                    $305,000
   Cincinnati, Ohio 45211

   9090 Colerain Avenue                                    1975                     Owned                    $304,000
   Cincinnati, Ohio 45251

Additional office space

   3820 Washington Avenue                                  1987                     Owned                     $25,000
   Cheviot, Ohio 45211

(1)      Branch office is located in a strip shopping center owned by the Holding Company.

ITEM 3.  LEGAL PROCEEDINGS

         Centennial and its subsidiaries are involved as plaintiff or defendant in various legal actions arising in the normal course of their businesses. While the ultimate outcome of the various legal proceedings involving Centennial and its subsidiary cannot be predicted with certainty, it is the opinion of management, after consultation with counsel, that the resolution of these legal actions should not have a material effect on Centennial's consolidated financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information contained in the 1997 Annual Report to Stockholders, a copy of which is attached hereto as Exhibit 13 (the "Annual Report"), under the caption "COMMON STOCK AND RELATED INFORMATION" is incorporated herein by reference.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The information contained in the Annual Report under the caption "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS

         The Report of Independent Certified Public Accountants, Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in the Annual Report to Stockholders are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
SECTION 16(a) OF THE EXCHANGE ACT

         The information regarding the directors and executive officers of the Holding Company contained in the Proxy Statement for the 1997 Annual Meeting of Stockholders, a copy of which is attached hereto as Exhibit 99 (the "Proxy Statement"), under the caption "BOARD OF DIRECTORS" and "EXECUTIVE OFFICERS" is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

         The information contained in the Proxy Statement under the caption "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS" is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information contained in the Proxy Statement under the caption "VOTING SECURITIES AND OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         There are no relationships or related transactions to report.

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(A)       EXHIBITS

          3(a)            Certificate of Incorporation
          3(b)            Bylaws
          13              1997 Annual Report to Stockholders
          21              Subsidiaries of Registrant
          27              Financial Data Schedule
          99              Proxy Statement for 1997 Annual Meeting of
                          Stockholders

(B)       REPORTS ON FORM 8-K

          The Holding Company filed a Form 8-K with the Securities and Exchange Commission on March 1, 1997, to report its intention to repurchase up to 5% of its outstanding common stock over the following six months.

                                   SIGNATURES

         Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    GLENWAY FINANCIAL CORPORATION

                                    By: Robert R. Sudbrook
                                        ----------------------------------------
                                        Robert R. Sudbrook, President and
                                        Chief Executive Office (Duly
                                        Authorized Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


     /S/ Robert R. Sudbrook                      /S/ Edgar A. Rust
     ------------------------------              --------------------------------
     Robert R. Sudbrook, President               Edgar A. Rust, Chairman
     and Chief Executive Officer



     Date:  September 25, 1997                   Date:  September 25, 1997



     /S/ Milton L. Van Schoik                    /S/ Daniel W. Geeding
     ------------------------------              --------------------------------
     Milton L. Van Schoik, Vice                  Daniel W. Geeding, Secretary and
     Chairman                                    Director



     Date:  September 25, 1997                   Date:  September 25, 1997



     /S/ Ronald L. Goodfellow                    /S/ Kenneth C. Lichtendahl
     ------------------------------              --------------------------------
     Ronald L. Goodfellow, Director              Kenneth C. Lichtendahl, Director



     Date:  September 25, 1997                   Date:  September 25, 1997



     /S/ Albert W. Moeller                       /S/ John P. Torbeck
     ------------------------------              --------------------------------
     Albert W. Moeller, Director                 John P. Torbeck, Director



     Date:  September 25, 1997                   Date:  September 25, 1997



     /S/ Gregory P. Niesen
     --------------------------------
     Gregory P. Niesen, Vice President
     Principal Accounting and
     Financial Officer

     Date:  September 25, 1997

                                INDEX TO EXHIBITS


Exhibit
Number                Description                                        Incorporation by Reference
------                -----------                                        --------------------------

3(a)                  Certificate of Incorporation                       Incorporated by reference to Registration
                                                                         Statements on Form S-1 (File No. 33-61156 and File
                                                                         No. 33-33987) filed by the Issuer pursuant to
                                                                         Section 5 of the Securities Act of 1933 (the
                                                                         "Registration Statements").

3(b)                  Bylaws                                             Incorporated by reference to the Registration
                                                                         Statements.

13                    1997 Annual Report to Stockholders

21                    Subsidiaries of the Registrant

27                    Financial Data Schedule

99                    Proxy Statement for 1997 Annual Meeting of
                      Stockholders