Form 10-Q
period 1997-09-30
GLENWAY FINANCIAL CORP
filed 1997-11-14
CIK 861997

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

                   5535 Glenway Avenue Cincinnati, Ohio 45238
               (Address of principal executive office) (Zip Code)

       Registrant's telephone number, including area code: (513) 922-5959

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
       Yes X                                       No ___

As of November 13, 1997, the latest practicable date, 1,140,747 shares of the registrant's common stock, $.01 par value, were outstanding.

                  Glenway Financial Corporation and Subsidiary

                                      INDEX


PART I      FINANCIAL INFORMATION                                      Page

            Consolidated Statements of Financial Condition                3

            Consolidated Statements of Operations                         5

            Consolidated Statements of Cash Flows                         6

            Notes to Consolidated Financial Statements                    8

            Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         11


PART II     OTHER INFORMATION                                            14

SIGNATURES                                                               15


                  Glenway Financial Corporation and Subsidiary

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION





                                                                                               1997
ASSETS                                                                             September 30,      June 30,
                                                                                       (Dollars in thousands)

Cash and due from banks ...........................................................   $  1,682      $   3,890
Interest-bearing deposits in other financial institutions .........................        526              -
                                                                                      --------       --------
     Cash and cash equivalents ....................................................      2,208          3,890


Investment securities - at amortized cost, approximate market value of $7,073
     and $7,035 at September 30 and June 30, 1997, respectively ...................      7,045          7,042
Mortgage-backed securities - at cost, approximate market value of $12,662 and
     $12,946 at September 30 and June 30, 1997, respectively ......................     12,901         13,281
Mortgage-backed securities available for sale - at market .........................      9,426          9,920
Loans receivable - net ............................................................    248,414        239,648
Office premises and equipment - at depreciated cost ...............................      7,092          7,043
Real estate acquired through foreclosure ..........................................         44             44
Federal Home Loan Bank stock - at cost ............................................      2,426          2,382
Accrued interest receivable on loans ..............................................      1,235          1,214
Accrued interest receivable on mortgage-backed securities, investments and
     interest-bearing deposits ....................................................        215            267
Cash surrender value - life insurance .............................................      1,603          1,585
Prepaid expenses and other assets .................................................        304            404
Goodwill and other intangible assets - net of accumulated amortization ............        332            368
                                                                                     ---------       --------

     Total assets .................................................................   $293,245       $287,088
                                                                                      ========       ========



                  Glenway Financial Corporation and Subsidiary

           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (CONTINUED)


                                                                                               1997
LIABILITIES AND STOCKHOLDERS' EQUITY                                              September 30,        June 30,

Deposits ..........................................................................  $230,008          $226,853
Federal funds purchased ...........................................................     1,500                 -
Advances from Federal Home Loan Bank ..............................................    29,991            28,114
Loan to Employee Stock Ownership Plan .............................................        65                65
Checks issued in excess of bank balance ...........................................       394             2,422
Advances by borrowers for taxes and insurance .....................................       824               235
Accounts payable on mortgage loans serviced for others ............................       858               229
Accrued interest payable ..........................................................        73                61
Other liabilities .................................................................     1,025             1,189
Accrued federal income taxes ......................................................       185               102
Deferred federal income taxes .....................................................       572               580
                                                                                    ---------        ----------
     Total liabilities ............................................................   265,495           259,850

Stockholders' equity
     Serial preferred stock (500,000 shares of $.01 par value authorized; no
         shares issued) ...........................................................         -                 -
     Common stock - authorized, 3,000,000 shares at $.01 par value;
         1,187,369 and 1,187,369 shares issued at September 30 and
         June 30, 1997, respectively ..............................................        12                12
     Additional paid-in capital ...................................................    13,351            13,267
     Retained earnings - substantially restricted .................................    15,423            15,038
     Required contributions for shares acquired by employee benefit plans .........      (183)             (216)
     Treasury stock - 47,372 and 47,372 shares at September 30 and
         June 30, 1997, respectively - at cost ....................................      (965)             (965)
     Unrealized losses on securities designated as available for sale, net of
         related tax effects ......................................................       112               102
                                                                                   ----------        ----------
         Total stockholders' equity ...............................................    27,750            27,238
                                                                                   ----------        ----------
         Total liabilities and stockholders' equity ...............................  $293,245          $287,088
                                                                                     ========          ========


                  Glenway Financial Corporation and Subsidiary

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    For the three months ended September 30,

                                                                                      1997               1996
                                                                                    ------               ----
                                                                                       (Dollars in thousands)
Interest income
   Loans ..........................................................................  $4,926             $4,425
   Mortgage-backed securities .....................................................     372                489
   Investment securities ..........................................................     108                151
   Interest-bearing deposits and other ............................................      56                 53
                                                                                    -------            -------
       Total interest income ......................................................   5,462              5,118

Interest expense
   Deposits .......................................................................   2,801              2,766
   Borrowings .....................................................................     423                305
                                                                                     ------             ------
       Total interest expense .....................................................   3,224              3,071
                                                                                      -----              -----

       Net interest income ........................................................   2,238              2,047
                                                                                      -----              -----

Provision for losses on loans .....................................................     100                 18
                                                                                     ------              -----

       Net interest income after provision for losses on loans ....................   2,138              2,029

Other income
   Gain on sale of loans ..........................................................       -                  7
   Gain on sale of real estate acquired through foreclosure .......................       -                 21
   Loan servicing fees ............................................................      39                 43
   Other operating ................................................................     197                155
                                                                                     ------             ------
       Total other income .........................................................     236                226

General, administrative and other expense
   Employee compensation and benefits .............................................     789                788
   Occupancy and equipment ........................................................     171                115
   Federal deposit insurance premiums .............................................      36              1,477
   Franchise taxes ................................................................      94                 85
   Data processing ................................................................      81                 57
   Amortization of goodwill and other intangible assets ...........................      35                 52
   Other operating ................................................................     229                335
                                                                                     ------             ------
       Total general, administrative and other expense ............................   1,435              2,909
                                                                                      -----              -----

       Earnings (loss) before income taxes (credits) ..............................     939               (654)

Federal income taxes (credits)
   Current ........................................................................     337               (241)
   Deferred .......................................................................     (11)                26
                                                                                    -------            -------
       Total federal income taxes (credits) .......................................     326               (215)
                                                                                     ------             ------

       NET EARNINGS (LOSS) ........................................................   $ 613             $ (439)
                                                                                      =====             =======

       EARNINGS (LOSS) PER SHARE ..................................................  $  .54            $  (.38)
                                                                                       ======               ====


                                       5


                  Glenway Financial Corporation and Subsidiary

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    For the three months ended September 30,



                                                                                        1997              1996
                                                                                      ------              ----
                                                                                            (In thousands)
Cash flows from operating activities:
   Net earnings (loss) for the period ............................................. $    613         $    (439)
   Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
     Depreciation and amortization ................................................       94                62
     Provision for losses on loans ................................................      100                18
     Gain on sale of loans ........................................................        -                (7)
     Loans disbursed for sale in the secondary market .............................        -              (440)
     Proceeds from sale of loans ..................................................        -               444
     Amortization of deferred loan origination fees ...............................      (28)              (32)
     Amortization of goodwill and other intangible assets .........................       36                52
     Amortization of premiums and discounts on loans, investments and
       mortgage-backed securities - net ...........................................        3                 5
     Gain on sale of real estate acquired through foreclosure .....................        -               (21)
     Federal Home Loan Bank stock dividends .......................................      (44)              (39)
     Increases (decreases) in cash due to changes in:
       Accrued interest receivable on loans .......................................      (21)              (48)
       Accrued interest receivable on mortgage-backed securities,
         investment securities, and interest-bearing deposits .....................       52               110
       Prepaid expenses and other assets ..........................................      100               (10)
       Accounts payable on mortgage loans serviced for others .....................      641              (447)
       Other liabilities ..........................................................     (164)            1,362
       Increase in checks issued in excess of bank balance ........................   (2,028)              559
       Federal income taxes
         Current ..................................................................       83              (458)
         Deferred .................................................................      (11)               26
                                                                                   ---------         ---------
             Net cash provided by (used in) operating activities ..................     (574)              697
Cash flows provided by (used in) investing activities:
   Principal repayments on mortgage-backed securities .............................      880               745
   Loan principal repayments ......................................................   22,366            12,240
   Loan disbursements .............................................................  (31,203)          (17,861)
   Purchase of office premises and equipment ......................................     (143)             (799)
   Increase in cash surrender value of life insurance .............................      (18)              (16)
   Proceeds from sale of real estate acquired through foreclosure .................        -               195
                                                                                   ----------          --------
             Net cash used in investing activities ................................   (8,118)           (5,496)
                                                                                    --------           -------
             Net cash used in operating and investing activities
               (subtotal carried forward) .........................................   (8,692)           (4,799)
                                                                                       -----           --------



                  Glenway Financial Corporation and Subsidiary

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                    For the three months ended September 30,


                                                                                        1997              1996
                                                                                      ------              ----
                                                                                            (In thousands)

         Net cash used in operating and investing
              activities (subtotal brought forward) ...............................  $ (8,692)         $ (4,799)
Cash flows provided by (used in) financing activities:
   Net increase in deposit accounts ...............................................     3,155             5,142
   Proceeds from Federal Home Loan Bank advances ..................................    29,150            14,950
   Repayment of Federal Home Loan Bank advances ...................................   (25,773)          (16,811)
   Repayment of loan to Employee Stock Ownership Plan .............................         -                (4)
   Advances by borrowers for taxes and insurance ..................................       589               578
   Dividends paid on common stock .................................................      (228)             (186)
   Issuance of shares under stock option and benefit plans ........................       117               174
                                                                                     --------          --------
         Net cash provided by financing activities ................................     7,010             3,843
                                                                                      -------           -------

Net decrease in cash and cash equivalents .........................................    (1,682)             (956)

Cash and cash equivalents at beginning of period ..................................     3,890             5,142
                                                                                      -------           -------

Cash and cash equivalents at end of period ........................................  $  2,208          $  4,186
                                                                                     ========          ========

Supplemental  disclosure of cash flow  information:  Cash paid during the period for:
     Federal income taxes ......................................................... $     404         $     215
                                                                                    =========         =========

     Interest on deposits and borrowings ..........................................  $  3,212          $  3,077
                                                                                     ========          ========

Supplemental disclosure of noncash investing activities:
   Transfer from loans to real estate acquired through foreclosure ................ $        -        $     117
                                                                                     =========        =========

   Unrealized gains on securities designated as available for sale, net
     of tax effects ............................................................... $      10          $      9
                                                                                    ==========         ========


                  Glenway Financial Corporation and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        For the three month periods ended
                           September 30, 1997 and 1996

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three month periods ended September 30, 1997 and 1996, are not necessarily indicative of the results which may be expected for an entire fiscal year.

2.  Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Glenway Financial Corporation (Glenway Financial or the Corporation) and its wholly-owned subsidiary, Centennial Savings Bank (the Savings Bank or Centennial). All significant intercompany items have been eliminated.

3.  Earnings Per Share

Earnings per share for the three months ended September 30, 1997 and 1996, has been computed based on 1,135,297 and 1,151,552 weighted-average shares outstanding, respectively. Fully-diluted earnings per share has not been presented as the dilutive effect of the Corporation's stock option plan is not material.

4.  Effects of Recent Accounting Pronouncements

In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. SFAS No. 121 is effective for financial statements for fiscal years beginning after December 15, 1995. Earlier application is encouraged. Glenway Financial adopted SFAS No. 121 on July 1, 1996, without material effect on consolidated financial position or results of operations.

In June 1994, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights," which requires that Glenway Financial recognize, as separate assets, rights to service mortgage loans for others, regardless of how those servicing rights are acquired. An institution that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells those loans with servicing rights retained would allocate some of the cost of the loans to the mortgage servicing rights. SFAS No. 122 requires that securitizations of mortgage loans be accounted for as sales of mortgage loans and acquisitions of mortgage-backed securities. Additionally, SFAS No. 122 requires that capitalized mortgage servicing rights and capitalized excess servicing receivables be assessed for impairment. Impairment is measured based on fair value. SFAS No. 122 will apply prospectively to fiscal years

                  Glenway Financial Corporation and Subsidiary

                        For the three month periods ended
                           September 30, 1997 and 1996

4.  Effects of Recent Accounting Pronouncements (continued)

beginning after December 15, 1995, to transactions in which an entity acquires mortgage servicing rights and to impairment evaluations of all capitalized mortgage servicing rights and capitalized excess servicing receivables whenever acquired. Retroactive application is prohibited. Management adopted SFAS No. 122 on July 1, 1996, without material effect on Glenway Financial's consolidated financial position or results of operations.

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

                  Glenway Financial Corporation and Subsidiary

                        For the three month periods ended
                           September 30, 1997 and 1996

4.  Effects of Recent Accounting Pronouncements (continued)

In March 1997, the FASB issued SFAS No. 128, "Earnings Per Share," which is effective for financial statements for periods ending after December 15, 1997, including interim periods. SFAS 128 simplifies the calculation of earnings per share ("EPS") by replacing primary EPS with basic EPS. It also requires dual presentation of basic EPS and diluted EPS for entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in earnings, such as stock options, warrants or other common stock equivalents. All prior period EPS data will be restated to conform with the new presentation. This statement will not have a material impact on the Corporation's financial statements.

In February 1997, the FASB issued SFAS No. 129, "Disclosures of Information about Capital Structure." SFAS No. 129 consolidated existing accounting guidance relating to disclosure about a company's capital structure. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997. SFAS No. 129 is not expected to have a material impact on the Company's financial statements.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and loses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. SFAS No. 130 is not expected to have a material impact on Glenway Financial's financial statements.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 significantly changes the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 uses a "management approach" to disclose financial and descriptive information about the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. For many enterprises, the management approach will likely result in more segments being reported. In addition, SFAS No. 131 requires significantly more information to be disclosed for each reportable segment than is presently being reported in annual financial statements and also requires that selected information be reported in interim financial statements. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 is not expected to have a material impact on the Company's financial statements.

                  Glenway Financial Corporation and Subsidiary

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

          For the three month periods ended September 30, 1997 and 1996


Discussion of Financial Condition Changes from June 30, 1997 to
  September 30, 1997

The Corporation's total assets amounted to $293.2 million as of September 30, 1997, an increase of $6.2 million, or 2.1%, over the $287.1 million total at June 30, 1997. The increase was funded primarily through growth in deposits of $3.2 million, and an increase in borrowings of $3.4 million.

Cash and due from banks and interest bearing deposits in other financial institutions decreased by $1.7 million, or 43.2%, to a total of $2.2 million at September 30, 1997 compared to $3.9 million at June 30, 1997. Investment securities remained relatively unchanged, while mortgage-backed securities and mortgage-backed securities available for sale decreased by $874,000, or 3.8%. The decrease in mortgage-backed securities resulted from principal repayments.

Loans receivable increased by $8.8 million, or 3.7%, during the current three month period, as loan originations of $31.2 million exceeded principal repayments of $22.3 million. The increase was funded by the redeployment of $1.7 million of liquid assets and the $874,000 of mortgage-backed securities, repayments and the increases in deposits and borrowings. The Corporation's allowance for loan losses amounted to $920,000 at September 30, 1997, an increase of $100,000, or 12.2%, over the total at June 30, 1997. The allowance for loan losses represented .37% of the total loan portfolio at September 30, 1997, as compared to .32% at June 30, 1997. The allowance represented 139.8% and 96.4% of nonperforming loans, which totaled $658,000 and $851,000, at September 30 and June 30, 1997, respectively.

Deposits increased by $3.2 million, or 1.4%, for the current three month period. During the first quarter of fiscal 1998, Centennial Savings Bank became a depository for the State of Ohio, Office of the Treasurer and received $6.0 million in short-term certificates of deposits from the State of Ohio. Alternative sources of funds, such as Federal Home Loan Bank ("FHLB") advances and federal funds purchased, are frequently used to manage the cost of funds. FHLB advances increased by $1.9 million, or 6.7%, from June 30, 1997, and federal funds purchased increased by $1.5 million.

The Corporation's stockholders' equity increased by $512,000 during the current three month period. Period earnings of $613,000, distributions of employee benefits and stock awards totaling $117,000, and a $10,000 increase in unrealized gains on securities designated as available for sale were partially offset by cash dividends paid totaling $228,000 during the three months ended September 30, 1997.

The Federal Deposit Insurance Corporation prescribes minimum regulatory capital ratio guidelines to which the Savings Bank is subject. The required Tier 1 leverage ratio (Tier 1 capital to adjusted total assets, as specified) is 5%. Additionally, the Savings Bank is required to maintain a total risk-based capital ratio of 8%. At September 30, 1997, the Savings Bank's Tier 1 capital of $24.7 million, or 8.5%, exceeded the required Tier 1 leverage ratio of 5%, or $14.5 million, by $10.2 million. The Savings Bank's risk-based capital of $25.6 million, or 13.8% of total risk-weighted assets, exceeded the 8% risk-based capital requirement of $14.8 million by $11.8 million.

                  Glenway Financial Corporation and Subsidiary

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

          For the three month periods ended September 30, 1997 and 1996

Comparison of Operating Results for the Three Months Ended September 30,
 1997 and 1996

General

Net earnings amounted to $613,000 for the three months ended September 30, 1997, compared to a net loss of $439,000, for the same period in 1996. The increase in earnings in the first quarter of 1997 over the first quarter of fiscal 1996 was due to an increase of $344,000, or 6.7%, in net interest income, an increase of $10,000 in other income, and a decline in general, administrative, and other expense. These increases were partially offset by the increase in the provision for loan losses of $82,000, or 455.6%. The decrease in general, administrative and other expense relates to the one-time $1.35 million, or $891,000, after tax, assessment imposed on the Savings Bank as part of legislation to recapitalize the Savings Association Insurance Fund ("SAIF"). Absent the special SAIF assessment, net earnings for the three months ended September 30, 1996, would have been $452,000. Excluding the SAIF recapitalization, the first quarter 1997 earnings represents an increase of $161,000, or 35.6%, over September 30, 1996.

Net Interest Income

Interest income on loans and mortgage-backed securities for the three months ended September 30, 1997, increased by $384,000, or 7.8%, over the same period in 1996. This increase resulted from growth of $21.8 million in the loan portfolio outstanding year to year, coupled with higher yields during the 1997 period. Interest on investments and interest-bearing deposits decreased by $40,000, or 19.6%, for the three months ended September 30, 1997, due mainly to the sale of $4.1 million of investment securities designated as available for sale during 1996.

Interest expense on deposits increased by $35,000, or 1.3%, for the three months ended September 30, 1997, compared to the same period in 1996. This increase was due primarily to growth of $2.1 million in deposit balances outstanding year to year, as well as a marginal increase in the cost of funds. Interest on borrowings increased $118,000, or 38.7%, due to an increase in the overall level of borrowings from year to year.

Provision for Loan Losses

The provision for loan losses represents a charge to earnings to maintain the loan loss allowance at a level management believes is adequate to absorb losses in the loan portfolio. The Corporation's provision for loan losses amounted to $100,000 for the three months ended September 30, 1997, as compared to $18,000 for the same period in 1996, an increase of $82,000 or 455.6%. The provision for loan losses in 1997 was increased primarily as a result of the $21.8 million, or 9.6%, increase in the loan portfolio over the year and the Corporation's entrance into small business commercial lending.

Although management believes that it uses the best information available in providing for possible loan losses and believes that the allowance is adequate at September 30, 1997, future adjustments to the allowance could be necessary and net earnings could be affected if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations.

Other Income

Other income for the three months ended September 30, 1997, increased by $10,000, or 4.4%, primarily as a result of a $42,000 increase in other operating income, which was partially offset by decreases in gains on sales or real estate acquired through foreclosure and gains on sales of loans from year to year.

                  Glenway Financial Corporation and Subsidiary

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

          For the three month periods ended September 30, 1997 and 1996

General, Administrative, and Other Expenses

General, administrative and other expense decreased by $1.5 million, or 50.7%, for the three months ended September 30, 1997, due primarily to a $1.4 million decrease in federal deposit insurance premiums, a decrease of $106,000 in other operating expenses and a $17,000 decrease in amortization of goodwill. These decreases were partially offset by a $56,000 increase in occupancy and equipment, a $24,000 increase in data processing, a $9,000 increase in franchise tax, and a $1,000 increase in employee compensation and benefits. As a result of the one-time SAIF assessment, FDIC insurance premiums were reduced from 23 basis points to 6 basis points per $100 of deposits. The premium decrease resulted in approximately $30,000 monthly reduction in FDIC premiums. The decrease in other operating expenses resulted primarily from decreases in professional fees, correspondent bank charges, advertising, and office supplies expenses from year to year. In August 1996, the Corporation opened it's new main office headquarters and upgraded the data communications systems of the Savings Bank which resulted in the increases in office occupancy and equipment expense.

Federal Income Taxes

The provision for federal income taxes totaled $326,000 for the quarter ended September 30, 1997, an increase of $541,000 over the credit of $215,000 recorded for the same quarter in 1996. The increase resulted primarily from a $1.6 million increase in earnings before taxes over the prior year. The effective tax rates (credit) were 34.7% and 32.9%, for the three months ended September 30, 1997 and 1996, respectively.

                          Glenway Financial Corporation

                                     PART II


ITEM 1.   Legal Proceedings

          Not applicable


ITEM 2.   Changes in Securities

          Not applicable


ITEM 3.   Defaults Upon Senior Securities

          Not applicable


ITEM 4.   Submission of Matters to a Vote of Security Holders

          At the 1997 Annual Meeting of the Company's stockholders, held on October 22, 1997 (the "Annual Meeting"), the following persons were re-elected as directors of the Company for terms expiring in 2000 pursuant to the following votes:

          Daniel W. Geeding        For:   863,835     Withheld:  51,375
          Ronald L. Goodfellow     For:   882,981     Withheld:  32,229
          Kenneth C. Lichtendahl   For:   886,497     Withheld:  28,713

          The terms of Edgar A. Rust, John P. Torbeck and Milton L. Van Schoik will continue until the 1998 Annual Meeting of the Company's stockholders and the terms of Albert W. Moeller and Robert R. Sudbrook will continue until the 1999 Annual Meeting of the Company's stockholders.


          The following vote was cast on the ratification of the selection of Grant Thornton LLP as independent auditors of the Company for the fiscal year ended June 30, 1998:

             For: 875,423           Against:  37,968        Abstain: 1,819



ITEM 5.   Other Information

          None


ITEM 6.   Exhibits and Reports on Form 8-K

            Reports on Form 8-K:   None.

            Exhibit 27: Financial Data Schedule for the three month period ended September 30, 1997.

                          Glenway Financial Corporation

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: November 13, 1997                              Robert R. Sudbrook
                                                     President





Date: November 13, 1997                              Gregory P. Niesen
                                                     Chief Financial Officer