Form 10QSB
period 1997-12-31
GLENWAY FINANCIAL CORP
filed 1998-02-13
CIK 861997

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended December 31, 1997

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

           Yes   X                                     No

As of February 12, 1998, the latest practicable date, 2,282,494 shares of the registrant's common stock, $.01 par value, were issued.

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

SIGNATURES


                          Glenway Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)




                                                                                 December 31,           June 30,
         ASSETS                                                                        1997                 1997
   Cash and due from banks                                                          $4,601               $3,890
   Interest-bearing deposits in other financial institutions                             -                    -
                                                                                  --------              -------
           Cash and cash equivalents                                                 4,601                3,890

   Investment securities - at amortized cost, approximate market value of
     $8,593 and $7,035 at December 31, 1997 and June 30, 1997, respectively          8,558                7,042
   Mortgage-backed securities - at cost, approximate market value of
     $12,065 and $12,946 at December 31, 1997 and June 30, 1997,
     respectively                                                                   12,292               13,281
   Mortgage-backed securities available for sale - at market                         8,796                9,920
   Loans receivable - net                                                          256,859              239,648
   Office premises and equipment - at depreciated cost                               7,190                7,043
   Real estate acquired through foreclosure                                             44                   44
   Federal Home Loan Bank stock - at cost                                            2,470                2,382
   Accrued interest receivable on loans                                              1,206                1,214
   Accrued interest receivable on mortgage-backed securities, investments
     and interest-bearing deposits                                                     268                  267
   Cash surrender value of life insurance                                            1,621                1,585
   Prepaid expenses and other assets                                                   320                  404
   Prepaid federal income taxes                                                         99                    -
   Goodwill and other intangible assets - net of amortization                          297                  368
                                                                                 ---------          ------------
           Total assets                                                           $304,621             $287,088
                                                                                  ========             ========





                                                                                 December 31,           June 30,
         LIABILITIES AND STOCKHOLDERS' EQUITY                                          1997                 1997
   Deposits                                                                          $228,750           $226,853
   Advances from the Federal Home Loan Bank                                            41,886             28,114
   Federal funds purchased                                                              1,500                  -
   Checks issued in excess of bank balance                                                  -              2,422
   Loan to Employee Stock Ownership Plan                                                    -                 65
   Advances by borrowers for taxes and insurance                                        1,436                235
   Accounts payable on mortgage loans serviced for others                                 866                229
   Accrued interest payable                                                               108                 61
   Other liabilities                                                                    1,234              1,189
   Accrued federal income taxes                                                             -                102
   Deferred federal income taxes                                                          535                580
                                                                                 ------------         ----------
           Total liabilities                                                          276,315            259,850

   Stockholders' equity
     Serial preferred stock (500,000 shares of $.01 par value authorized;
       no shares issued)
     Common stock - authorized 3,000,000 shares of $.01 par value; 2,374,738 and
       1,187,369 shares issued at December 31, 1997 and June
       30, 1997, respectively                                                              24                 12
     Additional paid-in capital                                                        13,340             13,267
     Retained earnings - substantially restricted                                      15,845             15,038
     Required contributions for shares acquired by employee benefit plans                (119)              (216)
     Treasury stock - 93,244 and 47,372 shares at December 31, 1997 and
       June 30, 1997, respectively - at cost                                             (949)              (965)
     Unrealized gains on securities designated as available for sale, net
       of related tax effects                                                             165                102
                                                                                 ------------       ------------
           Total stockholders' equity                                                  28,306             27,238
                                                                                   ----------         ----------
           Total liabilities and stockholders' equity                                $304,621           $287,088
                                                                                     --------           ========


                          Glenway Financial Corporation

                       CONSOLIDATED STATEMENTS OF EARNINGS

                      (In thousands, except per share data)

                                                                          Six months ended             Three months ended
                                                                             December 31,                   December 31,
                                                                       1997            1996            1997          1996

Interest income
   Loans                                                              $10,073           $8,962         $5,147        $4,537
   Mortgage-backed securities                                             718              954            346           465
   Investment securities                                                  242              254            134           103
   Interest-bearing deposits and other                                    106              103             50            50
                                                                    ---------        ---------      ---------     ---------
       Total interest income                                           11,139           10,273          5,677         5,155

Interest expense
   Deposits                                                             5,618            5,473          2,817         2,707
   Borrowings                                                             990              594            567           289
                                                                    ---------         --------        -------      --------
       Total interest expense                                           6,608            6,067          3,384         2,996
                                                                     --------          -------         ------       -------

       Net interest income                                              4,531            4,206          2,293         2,159

Provision for losses on loans                                             163              139             63           121
                                                                     --------         --------        -------       -------

   Net interest income after provision for losses on loans              4,368            4,067          2,230         2,038

Other income
   Gain on sale of loans                                                    -               39              -            32
   Gain on sale of investments and mortgage-backed securities               -               63              -            63
   Gain on sale of real estate acquired through foreclosure                 -               20              -            (1)
   Loan servicing fees                                                     76               86             37            43
   Other operating                                                        399              313            202           158
                                                                      -------         --------         ------       -------
       Total other income                                                 475              521            239           295

General, administrative and other expense
   Employee compensation and benefits                                   1,600            1,630            811           842
   Occupancy and equipment                                                334              270            163           155
   Federal deposit insurance premiums                                      71            1,476             35            (1)
   Franchise taxes                                                        185              167             91            82
   Data processing                                                        156              154             75            97
   Amortization of goodwill and other intangible assets                    71              104             36            52
   Other operating                                                        485              644            256           309
                                                                     --------         --------         ------      --------
       Total general, administrative and other expense                  2,902            4,445          1,467         1,536
                                                                      -------          -------          -----       -------

       Earnings before income taxes                                     1,941              143          1,002           797

Federal income tax
   Current                                                                763              185            426           426
   Deferred                                                               (86)            (110)           (75)         (136)
                                                                     ---------        --------       ---------     --------
       Total federal income taxes                                         677               75            351           290
                                                                     --------        ---------         ------      --------

       NET EARNINGS                                                   $ 1,264        $      68         $  651       $   507
                                                                      =======        =========         ======       =======

       BASIC EARNINGS PER SHARE                                        $.56               $.03           $.29         $.22
                                                                       ====               ====           ====         ====
       DILUTED EARNINGS PER SHARE                                      $.54               $.03           $.28         $.21
                                                                       ====               ====           ====         ====

                          Glenway Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                                For the six months ended December 31,
                                                                                      1997                 1996

Cash flows provided by (used in) operating activities:
   Net earnings for the period                                                      $1,264             $     68
   Adjustments to reconcile net earnings to net cash
   provided by (used in) operating activities:
     Depreciation of fixed assets                                                      171                  128
     Provision for losses on loans                                                     163                  139
     Gain on sale of loans                                                               -                  (39)
     Gain on sale of investments and mortgage-backed securities                          -                  (63)
     Loans disbursed for sale in the secondary market                                    -                 (440)
     Proceeds from sale of loans                                                         -                  444
     Amortization of deferred loan origination fees/costs                              (48)                 (51)
     Amortization of goodwill and other intangible assets                               71                  104
     Amortization of premiums and discounts on loans, investments and
       mortgage-backed securities - net                                                 17                   17
     Amortization of expense related to employee benefit plans                         142                  118
     Gain on sale of real estate acquired through foreclosure                            -                  (20)
     Federal Home Loan Bank stock dividends                                            (88)                 (78)
     Increases (decreases) in cash due to changes in:
       Accrued interest receivable on loans                                              8                   20
       Accrued interest receivable on mortgage-backed securities,
         investment securities, and interest-bearing deposits                           (1)                  84
       Prepaid expenses and other assets                                                84                  142
       Accounts payable on mortgage loans serviced for others                          684                  260
       Other liabilities                                                                45                   21
       Decrease in checks issued in excess of bank balance                          (2,422)                (917)
       Federal income taxes:
         Current                                                                      (201)                 (64)
         Deferred                                                                      (86)                (110)
                                                                                   --------               ------
             Net cash provided by (used in) operating activities                      (197)                (237)

Cash flows provided by (used in) investing activities:
   Principal repayments on mortgage-backed securities                                2,190                1,466
   Proceeds from sale of investments and mortgage-backed securities
     designated as available for sale                                                    -                6,762
   Purchase of investment securities                                                (2,008)              (2,000)
   Proceeds from maturities/calls of investment securities                             500                1,000
   Loan principal repayments                                                        32,184               25,697
   Loan disbursements                                                              (49,508)             (33,700)
   Purchase of office premises and equipment                                          (318)              (1,432)
   Proceeds from sale of real estate acquired through foreclosure                        -                  212
   Increase in cash surrender value of life insurance                                  (36)                 (92)
                                                                                 ---------             --------
         Net cash used in investing activities                                     (16,996)              (2,087)
                                                                                   --------             -------

         Net cash used in operating and investing activities (subtotal
           carried forward)                                                        (17,193)              (2,324)
                                                                                   -------              -------


                          Glenway Financial Corporation

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                 (In thousands)


                                                                               For the six months ended December 31,
                                                                                     1997                  1996
         Net cash used in operating and investing activities (subtotal
           brought forward)                                                      $(17,193)              $(2,324)

Cash flows provided by (used in) financing activities:
   Net increase in deposit accounts                                                 1,897                 5,985
   Proceeds from borrowings                                                        51,150                23,550
   Repayment of borrowings                                                        (35,878)              (30,054)
   Repayment of ESOP loan                                                             (65)                  (74)
   Advances by borrowers for taxes and insurance                                    1,201                 1,155
   Dividends paid on common stock                                                    (457)                 (382)
   Shares issued under stock option and benefit plans                                  56                   175
                                                                                ---------             ---------

         Net cash provided by financing activities                                 17,904                   355
                                                                                   ------              --------

Net increase (decrease) in cash and cash equivalents                                  711                (1,969)

Cash and cash equivalents at beginning of period                                    3,890                 5,142
                                                                                  -------               -------

Cash and cash equivalents at end of period                                      $   4,601               $ 3,173
                                                                                ---------               =======

Supplemental disclosure of cash flow information: Cash paid during period for:
     Federal income taxes                                                        $    671              $    215
                                                                                 ========              ========

     Interest on deposits and borrowings                                          $ 6,561               $ 6,054
                                                                                  =======               =======

Supplemental disclosure of noncash investing activities:
   Transfer from loans to real estate acquired through foreclosure             $        -              $    355
                                                                               ==========              ========

   Unrealized gains on securities designated as available for sale, net of
     related tax effects                                                        $      63              $     77
                                                                                =========              ========

Supplemental disclosure of noncash financing activities:
   Issuance of treasury shares in exchange for outstanding shares related
     to exercise of stock options                                               $      16              $     40
                                                                                =========              ========

                          Glenway Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    For the three and six month periods ended
                           December 31, 1997 and 1996

1.       Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the Annual Report on Form 10-KSB of Glenway Financial Corporation (the "Corporation") for the fiscal year ended June 30, 1997. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and six month periods ended December 31, 1997, are not necessarily indicative of the results which may be expected for an entire fiscal year.

2.       Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Corporation, Centennial Savings Bank (the "Savings Bank") and its wholly-owned subsidiary, Centennial Savings and Loan Service Corporation. All significant intercompany items have been eliminated.

3.  Earnings Per Share

Basic earnings per share is computed based upon the weighted-average shares outstanding during the period, less shares in the Corporation's Employee Stock Ownership Plan (the "ESOP") that are unallocated and not committed to be released. Weighted-average common shares outstanding, which gives effect to 9,400 allocated ESOP shares, totaled 2,271,091 and 2,280,999 for the six and three month periods ended December 31, 1997, respectively. Weighted-average common shares outstanding, which gives effect to 27,400 unallocated ESOP shares, totaled 2,308,694 and 2,314,284 for the six and three month periods ended December 31, 1996.

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares, i.e., shares issued upon exercise of stock options. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 2,331,077 and 2,331,585 for the six and three month periods ended December 31, 1997, respectively, and 2,362,241 and 2,367,831 for the six and three months ended December 31, 1996, respectively.

                          Glenway Financial Corporation

                    For the three and six month periods ended
                           December 31, 1997 and 1996

4.       Effects of Recent Accounting Pronouncements (continued)

In June 1996, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," that provides accounting guidance on transfers of financial assets, servicing of financial assets, and extinguishment of liabilities. SFAS No. 125 introduces an approach to accounting for transfers of financial assets that provides a means of dealing with more complex transactions in which the seller disposes of only a partial interest in the assets, retains rights or obligations, makes use of special purpose entities in the transaction, or otherwise has continuing involvement with the transferred assets. The new accounting method, the financial components approach, provides that the carrying amount of the financial assets transferred be allocated to components of the transaction based on their relative fair values. SFAS No. 125 provides criteria for determining whether control of assets has been relinquished and whether a sale has occurred. If the transfer does not qualify as a sale, it is accounted for as a secured borrowing. Transactions subject to the provisions of SFAS No. 125 include, among others, transfers involving repurchase agreements, securitizations of financial assets, loan participations, factoring arrangements, and transfers of receivables with recourse.

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

SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1997, and is to be applied prospectively. Earlier or retroactive application is not permitted. Management adopted SFAS No. 125 effective January 1, 1998, as required, without material effect on the Corporation's consolidated financial position or results of operations.

                          Glenway Financial Corporation

                    For the three and six month periods ended
                           December 31, 1997 and 1996

4.       Effects of Recent Accounting Pronouncements (continued)

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which requires entities presenting a complete set of financial statements to include details of comprehensive income that arise in the reporting period. Comprehensive income consists of net earnings or loss for the current period and other comprehensive income, expense, gains and losses that bypass the income statement and are reported in a separate component of equity, i.e., unrealized gains and losses on certain investment securities. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Management does not believe that adoption of SFAS No. 130 will have a material adverse effect on the Corporation's consolidated financial position or results of operations.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 significantly changes the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 uses a "management approach" to disclose financial and descriptive information about an enterprise's reportable operating segments which is based on reporting information the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. For many enterprises, the management approach will likely result in more segments being reported. In addition, SFAS No. 131 requires significantly more information to be disclosed for each reportable segment than is presently being reported in annual financial statements and requires that selected information be reported in interim financial statements. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 is not expected to have a material effect on the Corporation's financial position or results of operations.

                          Glenway Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Discussion of Financial Condition Changes from June 30, 1997 to
  December 31, 1997

The Corporation's total assets amounted to $304.6 million at December 31, 1997, an increase of $17.5 million, or 6.1%, over the $287.1 million total at June 30, 1997. The increase was funded primarily through growth in borrowings of $15.3 million.

Cash and due from banks and interest-bearing deposits in other financial institutions increased by $711,000, or 18.3%, to a total of $4.6 million at December 31, 1997, compared to $3.9 million at June 30, 1997. Investment securities increased by $1.5 million, due to the purchase of $2.0 million of U.S. Government and Agency securities, which was partially offset by maturities and calls of $500,000. Mortgage-backed securities and mortgage-backed securities available for sale decreased by $2.1 million, or 9.1%, as a result of principal repayments.

Loans receivable increased $17.2 million, or 7.2%, during the current six month period, as loan originations of $49.5 million exceeded principal repayments of $32.2 million. The Corporation's allowance for loan losses amounted to $977,000 at December 31, 1997, an increase of $157,000, or 19.2%, over the total at June 30, 1997. The allowance for loan losses represented .37% of the total loan portfolio at December 31, 1997, compared to .32% at June 30, 1997, and represented 718.4% of non-performing loans, which totaled $136,000 at December 31, 1997, compared to 96.4% of nonperforming loans, which totaled $851,000, at June 30, 1997.

Deposits increased by $1.9 million, or .8%, for the current six month period. During the first quarter of fiscal 1998, the Savings Bank became a depository for the State of Ohio. Under the B.R.I.D.G.E and interim deposit programs, the Savings Bank received $6.0 million in short-term certificates of deposits from the State of Ohio. Alternative sources of funds, such as Federal Home Loan Bank ("FHLB") advances and purchased federal funds are frequently reviewed to manage the cost of funds. Total borrowings increased by $15.3 million, or 54.3%, from June 30, 1997, to December 31, 1997.

Stockholders' equity increased $1.1 million during the current six month period, as period earnings of $1.3 million, distributions of employee benefits and stock awards totaling $196,000, and a $63,000 increase in unrealized gains on securities designated as available for sale were partially offset by cash dividends paid totaling $456,000.

The Federal Deposit Insurance Corporation prescribes minimum regulatory capital ratio guidelines to which the Savings Bank is subject. At December 31, 1997, the Savings Bank's Tier 1 capital of $25.2 million, or 8.4% of adjusted total assets, exceeded the required Tier 1 leverage ratio of 5%, or $15.0 million, by $10.2 million. The Savings Bank's risk-based capital of $26.2 million, or 13.8% of total risk-weighted assets, exceeded the 8% risk-based capital requirement of $15.2 million by $11.0 million.

                          Glenway Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Six Months ended December 31, 1997 and 1996

General

Net earnings totaled $1.3 million for the six months ended December 31, 1997, compared to $68,000, for the same period in 1996. The increase in net earnings is primarily attributable to the one-time $1.35 million, or $891,000 after tax, assessment which the Savings Bank paid during the 1996 period as part of legislation to recapitalize the Savings Association Insurance Fund ("SAIF") and an increase of $300,000 in net interest income for the 1997 period compared to the 1996 period. Excluding the special SAIF assessment, net earnings for the six months ended December 31, 1996, would have been $959,000 and net earnings for the six months ended December 31, 1997, would represent an increase of $305,000, or 31.8%, over the 1996 period.

Net Interest Income

Interest income on loans and mortgage-backed securities for the six months ended December 31, 1997, increased by $875,000, or 8.8%, over the same period in 1996. This increase resulted from growth of $28.2 million in the loan portfolio outstanding year to year. Interest on investments and interest-bearing deposits increased by $9,000, or 2.5%, over the same period in 1996.

Interest expense on deposits increased by $145,000, or 2.7%, for the six months ended December 31, 1997, compared to the comparable period in 1996, due primarily to an approximate $1.5 million increase in average deposit balances for the six month period year to year. Interest on borrowings increased $396,000, or 66.7%, due to an increase in the overall level of borrowings from year to year.

Provision for Loan Losses

The provision for loan losses represents a charge to earnings to maintain the allowance at a level management believes is adequate to absorb potential losses in the loan portfolio. The provision for loan losses amounted to $163,000 for the six months ended December 31, 1997, as compared to $139,000 for the same period in 1996, an increase of $24,000, or 17.3%. The provision for loan losses increased primarily as a result of the $28.2 million, or 11.0%, growth in the loan portfolio over the year and the Savings Bank's entrance into small business commercial lending.

Although management believes that it uses the best information available in providing for possible loan losses and believes that the allowance is adequate at December 31, 1997, future adjustments to the allowance could be necessary and net earnings could be affected if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations.

                          Glenway Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Other Income

Other income for the six months ended December 31, 1997, decreased $46,000, or 8.8%, primarily as a result of the absence of gains on sales of securities, loans, and real estate acquired through foreclosure during the 1997 period. For the six months ended December 31, 1996, the Corporation realized a gain on sale of investments and mortgage-backed securities of $63,000, a gain on sale of loans of $39,000, and a gain on sale of real estate acquired through foreclosure of $20,000. Other operating income for the six months ended December 31, 1997, increased by $86,000, due to increases in service charges and implementation of surcharges on non-customer automated teller machine transactions.

General, Administrative and Other Expense

General, administrative and other expense decreased $1.5 million, or 34.7%, for the six months ended December 31, 1997, compared to the six months ended December 31, 1996, due primarily to a $1.4 million decrease in federal deposit insurance premiums, a decrease of $159,000 in other operating expense, a decrease of $33,000 in amortization of goodwill, and a $30,000 decrease in employee compensation and benefits. These decreases were partially offset by a $64,000 increase in occupancy and equipment, an $18,000 increase in franchise tax, and a $2,000 increase in data processing fees. As a result of the one-time SAIF assessment, federal deposit insurance premiums were reduced from 23 basis points to 6 basis points per $100 of deposits. The premium decrease resulted in an approximate $30,000 monthly reduction in federal deposit insurance premiums. The decrease in other operating expenses resulted primarily from decreases in professional fees, correspondent bank charges, advertising, and office supplies expenses from year to year. In August 1996, the Corporation opened it's new main office and headquarters and upgraded the data communications systems of the Savings Bank, which resulted in the increases in office occupancy and equipment expense.

Federal Income Taxes

The provision for federal income taxes totaled $677,000 for the six months ended December 31, 1997, an increase of $602,000 over the $75,000 recorded in 1996. The increase resulted primarily from a $1.8 million increase in earnings before taxes over the prior year. The effective tax rates were 34.8% and 52.4%, for the six months ended December 31, 1997 and 1996, respectively.

Comparison of Operating Results for the Three Months ended December 31, 1997 and 1996

General

Net earnings for the second quarter of fiscal 1998 amounted to $651,000, compared to net earnings of $507,000 for the fiscal 1997 quarter, an increase of $144,000, or 28.4%. Such increase in earnings is principally attributable to a $192,000 increase in net interest income after provision for loan losses and a decrease in general, administrative and other expense of $69,000. These decreases were partially offset by an increase in the provision for federal income taxes of $61,000 and a decline in other income of $56,000.

                          Glenway Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Net Interest Income

Interest income on loans and mortgage-backed securities increased by $491,000, or 9.8%, during the current quarter as a result of the growth in loans receivable. Interest on investment and interest-bearing deposits increased by $31,000, or 20.3%.

Interest expense on deposits for the 1997 quarter increased by $110,000, or 4.1%. Interest on borrowings increased by $278,000, or 96.2%, due primarily to the increase in the outstanding balances period to period.

Provision for Losses on Loans

The provision for losses on loans totaled $63,000 for the three month period ended December 31, 1997, a decrease of $58,000 from the comparable 1996 quarter, due to growth in the loan portfolio.

Other Income

Other income for the three months ended December 31, 1997, decreased by $56,000, or 19.0%, compared to the 1996 quarter, primarily as a result of the absence of gains on sale of assets during the 1997 quarter. This decline was partially offset by a $44,000 increase in other operating income due to increased service charges and implementation of surcharges on non-customer automated teller machine transactions.

General, Administrative and Other Expense

General, administrative and other expense decreased $69,000, or 4.5%, for the three months ended December 31, 1997, due to a $53,000 decrease in other operating expenses, a decrease in employee compensation and benefits of $31,000, a decrease in data processing expense of $22,000, and a decrease in amortization of goodwill of $16,000. These decreases were partially offset by an increase in federal deposit insurance premiums of $36,000, an increase in franchise tax of $9,000, and a $8,000 increase in office occupancy and equipment expense. The increase in federal deposit insurance premiums during the period resulted from a refund obtained in the 1996 quarter after the special SAIF assessment.

Federal Income Taxes

The provision for federal income taxes totaled $351,000 for the quarter ended December 31, 1997, an increase of $61,000, or 21.0%, over the comparable 1996 quarter. The increase resulted primarily from a $205,000, or 25.7%, increase in pretax earnings. The effective tax rates were 35.0% and 36.4% for the three months ended December 31, 1997 and 1996, respectively.

                          Glenway Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Year 2000 Issues

The Savings Bank's operations, like those of most financial institutions, depend almost entirely on computer systems. The Savings Bank is addressing the potential problems associated with the possibility that the computers which control or operate the Savings Bank's operating systems, facilities and infrastructure may not be programmed to read four-digit date codes and, upon arrival of the year 2000, may recognize the two-digit code "00" as the year 1900, causing systems to fail to function or to generate erroneous data. The Savings Bank is working with the companies that supply or service its computer-operated or -dependent systems to identify and remedy any year-2000 related problems.

At this time, no specific expenses have been identified which are reasonably likely to be incurred by in connection with year-2000 issues and the Savings Bank does not expect to incur significant expense to implement corrective measures. No assurance can be given at this time, however, that significant expense will not be incurred in future periods. In the event that the Savings Bank is ultimately required to purchase replacement computer systems, programs and equipment, or that substantial expense must be incurred to make the Savings Bank's current systems, programs and equipment year-2000 compliant, the Corporation's net earnings and financial condition could be adversely affected. While the Savings Bank is endeavoring to ensure that its computer-dependent operations are year-2000 compliant, no assurance can be given that some year-2000 problems will not occur.

In addition to possible expense related to its own systems, the Corporation could incur losses if year-2000 issues adversely affect the Savings Bank's depositors or borrowers. Such problems could include delayed loan payments due to year-2000 problems affecting any of the Savings Bank's significant borrowers or impairing the payroll systems of large employers in the Savings Bank's primary market area. Because the Savings Bank's loan portfolio is highly diversified with regard to individual borrowers and types of businesses and the Savings Bank's primary market area is not significantly dependent upon one employer or industry, the Savings Bank does not expect any significant or prolonged year-2000 related difficulties that will affect net earnings or cash flow.

                          Glenway Financial Corporation

                                     PART II


ITEM 1.  Legal Proceedings

            Not applicable


ITEM 2.  Changes in Securities and Use of Proceeds

            Not applicable


ITEM 3.  Defaults Upon Senior Securities

            Not applicable


ITEM 4.  Submission of Matters to a Vote of Security Holders

            None

ITEM 5.  Other Information

            Not applicable

ITEM 6.  Exhibits and Reports on Form 8-K

            Reports on Form 8-K:            None.
            Exhibits:                       Financial data schedule for the
                                            six months ended December 31, 1997.

                          Glenway Financial Corporation

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  February 12, 1998                          By:  /s/Robert R. Sudbrook
                                                       Robert R. Sudbrook
                                                       President




Date:  February 12, 1998                         By:  /s/Gregory P. Niesen
                                                      Gregory P. Niesen
                                                      Chief Financial Officer