Form 10QSB
period 1998-03-31
GLENWAY FINANCIAL CORP
filed 1998-05-15
CIK 861997

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 1998
                               -----------------------------------------

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No.  0-18664

                          GLENWAY FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

   Delaware                                                   31-1297820
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification Number)

5535 Glenway Avenue
Cincinnati, Ohio                                                45238
(Address of principal                                         (Zip Code)
executive office)

Registrant's telephone number, including area code: (513) 922-5959

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                                                   No

As of May 12, 1998, the latest practicable date, 2,282,494 shares of the registrant's common stock, $.01 par value, were issued and outstanding.










                               Page 1 of 16 pages

                  Glenway Financial Corporation and Subsidiary

                                      INDEX

                                                                       Page

PART I   -  FINANCIAL INFORMATION

              Consolidated Statements of Financial
              Condition                                                  3

              Consolidated Statements of Earnings                        4

              Consolidated Statements of Cash Flows                      5

              Notes to Consolidated Financial Statements                 7

              Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                                10


PART II  -  OTHER INFORMATION                                           15

SIGNATURES                                                              16

                  Glenway Financial Corporation and Subsidiary

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)


                                                                                          March 31,            June 30,
ASSETS                                                                                         1998                1997
Cash and due from banks                                                                    $  3,228            $  3,890
Interest-bearing deposits in other financial institutions                                     1,112                  -
                                                                                            -------             ------
          Cash and cash equivalents                                                           4,340               3,890

Investment securities - at amortized cost, approximate market value of $7,100
  and $7,035 at March 31, 1998 and June 30, 1997, respectively                                7,067               7,042
Mortgage-backed securities - at cost, approximate market value of $11,655
  and $12,946 at March 31, 1998 and June 30, 1997, respectively                              11,867              13,281
Mortgage-backed securities available for sale - at market                                     8,065               9,920
Loans receivable - net                                                                      256,955             239,648
Office premises and equipment - at depreciated cost                                           5,615               7,043
Real estate acquired through foreclosure                                                         44                  44
Federal Home Loan Bank stock - at cost                                                        2,514               2,382
Accrued interest receivable on loans                                                          1,282               1,214
Accrued interest receivable on mortgage-backed securities, investments and
  interest-bearing deposits                                                                     188                 267
Cash surrender value of life insurance                                                        1,637               1,585
Prepaid expenses and other assets                                                               475                 404
Prepaid federal income taxes                                                                    137                  -
Goodwill and other intangible assets - net of amortization                                      262                 368
                                                                                            -------             -------

          Total assets                                                                     $300,448            $287,088
                                                                                            =======             =======

          LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                   $225,529            $226,853
Advances from the Federal Home Loan Bank                                                     42,697              28,114
Checks issued in excess of bank balance                                                          -                2,422
Loan to Employee Stock Ownership Plan                                                            -                   65
Advances by borrowers for taxes and insurance                                                   827                 235
Accounts payable on mortgage loans serviced for others                                          798                 229
Accrued interest payable                                                                         82                  61
Other liabilities                                                                             1,250               1,189
Accrued federal income taxes                                                                     -                  102
Deferred federal income taxes                                                                   508                 580
                                                                                            -------             -------
          Total liabilities                                                                 271,691             259,850

Stockholders' equity
  Serial preferred stock (500,000 shares of $.01 par value authorized; no
    shares issued)                                                                               -                   -
  Common stock - authorized, 3,000,000 shares of $.01 par value; 2,374,738
    and 1,187,369 shares issued at March 31, 1998 and June 30, 1997, respectively                24                  12
  Additional paid-in capital                                                                 13,358              13,267
  Retained earnings - substantially restricted                                               16,301              15,038
  Required contributions for shares acquired by employee benefit plans                         (107)               (216)
  Treasury stock - 92,244 and 47,372 shares at March 31, 1998 and
    June 30, 1997, respectively - at cost                                                      (939)               (965)
  Unrealized gains on securities designated as available for sale,
    net of related tax effects                                                                  120                 102
                                                                                            -------             -------
          Total stockholders' equity                                                         28,757              27,238
                                                                                            -------             -------

          Total liabilities and stockholders' equity                                       $300,448            $287,088
                                                                                            =======             =======


                  Glenway Financial Corporation and Subsidiary

                       CONSOLIDATED STATEMENTS OF EARNINGS

                        (In thousands, except share data)

                                                                         Nine months ended            Three months ended
                                                                              March 31,                    March 31,
                                                                         1998         1997            1998         1997
Interest income
  Loans                                                               $15,261      $13,567          $5,188       $4,605
  Mortgage-backed securities                                            1,050        1,362             332          408
  Investment securities                                                   359          353             117           99
  Interest-bearing deposits and other                                     160          156              54           53
                                                                       ------       ------           -----        -----
         Total interest income                                         16,830       15,438           5,691        5,165

Interest expense
  Deposits                                                              8,292        8,189           2,674        2,716
  Borrowings                                                            1,618          907             628          313
                                                                       ------       ------           -----        -----
         Total interest expense                                         9,910        9,096           3,302        3,029
                                                                       ------       ------           -----        -----

         Net interest income                                            6,920        6,342           2,389        2,136

Provision for losses on loans                                             238          170              75           31
                                                                       ------       ------           -----        -----

         Net interest income after provision for losses on loans        6,682        6,172           2,314        2,105

Other income
  Gain on sale of loans                                                    21           39              21           -
  Gain on sale of investments and mortgage-backed securities               -            63              -            -
  Gain on sale of real estate acquired through foreclosure                 -            21              -             1
  Loss on sale of office premises                                         (57)          -              (57)          -
  Loan servicing fees                                                     111          128              35           42
  Other operating                                                         602          486             203          173
                                                                       ------       ------           -----        -----
         Total other income                                               677          737             202          216

General, administrative and other expense
  Employee compensation and benefits                                    2,387        2,397             787          767
  Occupancy and equipment                                                 518          428             184          158
  Federal deposit insurance premiums                                      108        1,512              37           36
  Franchise taxes                                                         256          260              71           93
  Data processing                                                         255          246              99           92
  Amortization of goodwill and other intangible assets                    106          156              35           52
  Other operating                                                         734          917             249          273
                                                                       ------       ------           -----        -----
         Total general, administrative and other expense                4,364        5,916           1,462        1,471
                                                                       ------       ------           -----        -----

         Earnings before income taxes                                   2,995          993           1,054          850

Federal income taxes
  Current                                                               1,128          367             265          182
  Deferred                                                                (81)           6               5          116
                                                                       ------       ------           -----        -----
         Total federal income taxes                                     1,047          373             370          298
                                                                       ------       ------           -----        -----

         NET EARNINGS                                                 $ 1,948      $   620          $  684       $  552
                                                                       ======       ======           =====        =====

         EARNINGS PER SHARE
           Basic                                                         $.86         $.27            $.30         $.24
                                                                          ===          ===             ===          ===

           Diluted                                                       $.84         $.26            $.29         $.23
                                                                          ===          ===             ===          ===


                  Glenway Financial Corporation and Subsidiary

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       For the nine months ended March 31,
                                 (In thousands)

                                                                                    1998           1997
Cash flows from operating activities:
  Net earnings for the period                                                    $ 1,948       $    620
  Adjustments to reconcile net earnings to net cash provided by
    (used in) operating activities:
    Depreciation                                                                     260            211
    Provision for losses on loans                                                    238            170
    Gain on sale of loans                                                            (12)           (39)
    Gain on sale of investment and mortgage-backed securities                         -             (63)
    Loans disbursed for sale in the secondary market                              (1,135)          (440)
    Proceeds from sale of loans                                                    1,118            444
    Amortization of deferred loan origination fees                                   (71)           (78)
    Amortization of goodwill and other intangible assets                             106            156
    Amortization of premiums and discounts on loans,
      investments and mortgage-backed securities - net                                (3)            29
    Amortization of expense related to employee benefit plans                        142            118
    Gain on sale of real estate acquired through foreclosure                          -             (21)
    Loss on sale of office premises                                                   57             -
    Federal Home Loan Bank stock dividends                                          (132)          (118)
    Increases (decreases) in cash due to changes in:
      Accrued interest receivable on loans                                           (68)           (68)
      Accrued interest receivable on mortgage-backed securities,
        investment securities and interest-bearing deposits                          (79)           137
      Prepaid expenses and other assets                                              (73)            76
      Accounts payable on mortgage loans serviced for others                         569           (444)
      Other liabilities                                                               82             53
      Decrease in checks issued in excess of bank balance                         (2,422)           (16)
      Federal income taxes
        Current                                                                      (35)            97
        Deferred                                                                     (81)             6
                                                                                  ------        -------
         Net cash provided by operating activities                                   409            830

Cash flows provided by (used in) investing activities:
  Principal repayments on mortgage-backed securities                               3,271          3,492
  Proceeds from sale of investment and mortgage-backed securities
    designated as available for sale                                                  -           6,762
  Purchase of investment securities                                               (3,000)        (2,000)
  Proceeds from maturities/calls of investment securities                          3,000          1,000
  Loan principal repayments                                                       63,731         37,764
  Loan disbursements                                                             (81,217)       (49,592)
  Purchase of office premises and equipment                                         (485)        (1,401)
  Proceeds from sale of office premises                                            1,596             -
  Proceeds from sale of real estate acquired through foreclosure                      -             391
  Increase in cash surrender value of life insurance                                 (52)          (110)
                                                                                  ------        -------
         Net cash used in investing activities                                   (13,156)        (3,694)
                                                                                  ------        -------

         Net cash used in operating and investing
           activities (subtotal carried forward)                                 (12,747)        (2,864)
                                                                                  ------        -------

                  Glenway Financial Corporation and Subsidiary

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                       For the nine months ended March 31,
                                 (In thousands)

                                                                                          1998           1997
         Net cash used in operating and investing activities
           (subtotal brought forward)                                                 $(12,747)      $ (2,864)

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposit accounts                                           (1,324)         4,749
  Proceeds from borrowings                                                              78,291         36,350
  Repayment of borrowings                                                              (63,708)       (39,321)
  Repayment of ESOP loan                                                                   (65)           (74)
  Advances by borrowers for taxes and insurance                                            592            556
  Dividends paid on common stock                                                          (685)          (578)
  Shares issued under stock option and benefit plans                                        96            207
  Purchase of treasury stock                                                                -            (342)
                                                                                       -------        -------
         Net cash provided by financing activities                                      13,197          1,547
                                                                                       -------        -------

Net increase (decrease) in cash and cash equivalents                                       450         (1,317)

Cash and cash equivalents at beginning of period                                         3,890          5,142
                                                                                       -------        -------

Cash and cash equivalents at end of period                                            $  4,340       $  3,825
                                                                                       =======        =======


Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
    Federal income taxes                                                              $  1,091       $     60
                                                                                       =======        =======

    Interest on deposits and borrowings                                               $  9,889       $  9,093
                                                                                       =======        =======

Supplemental disclosure of noncash investing activities:
  Transfer from loans to real estate acquired through foreclosure                     $     -        $    378
                                                                                       =======        =======

  Unrealized gains on securities designated as available for
    sale, net of related tax effects                                                  $     18       $    35
                                                                                       =======        ======

  Recognition of mortgage servicing rights in accordance with
    SFAS No. 125                                                                      $      9       $     -
                                                                                       =======        ======

Supplemental disclosure of noncash financing activities:
  Issuance of treasury shares in exchange for outstanding shares related
    to exercise of stock options                                                      $     -        $     85
                                                                                       =======        =======


                          Glenway Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   For the three and nine month periods ended
                             March 31, 1998 and 1997


1.  Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the Annual Report on Form 10-KSB of Glenway Financial Corporation (the "Corporation") for the fiscal year ended June 30, 1997. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine month periods ended March 31, 1998, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.  Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Corporation, Centennial Savings Bank (the "Savings Bank") and its wholly-owned subsidiary, Centennial Savings and Loan Service Corporation. All significant intercompany items have been eliminated.

3.  Earnings Per Share

Basic earnings per share is computed based upon the weighted-average shares outstanding during the period, less shares in the Corporation's Employee Stock Ownership Plan (the "ESOP") that are unallocated and not committed to be released. Weighted-average common shares outstanding, which gives effect to 9,400 unallocated ESOP shares, totaled 2,271,636 and 2,282,149 for the nine and three month periods ended March 31, 1998, respectively. Weighted-average common shares outstanding, which gives effect to 27,400 unallocated ESOP shares, totaled 2,282,317 and 2,284,575 for the nine and three month periods ended March 31, 1997, respectively.

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 2,326,238 and 2,336,751 for the nine and three month periods ended March 31, 1998, respectively, and 2,371,733 and 2,373,991 for the nine and three months ended March 31, 1997, respectively.

                          Glenway Financial Corporation

                   For the three and nine month periods ended
                             March 31, 1998 and 1997

4.  Effect of Recent Accounting Pronouncements

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

                          Glenway Financial Corporation

                   For the three and nine month periods ended
                             March 31, 1998 and 1997

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

                          Glenway Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Discussion of Financial Condition Changes from June 30, 1997 to March 31, 1998

The Corporation's total assets amounted to $300.4 million at March 31, 1998, an increase of $13.4 million, or 4.7%, over the $287.1 million total at June 30, 1997. The increase was attributable to growth in loans and was funded primarily through growth in borrowings of $14.6 million and undistributed net earnings of $1.3 million.

Cash and due from banks and interest-bearing deposits in other financial institutions increased by $450,000, or 11.6%, to a total of $4.3 million at March 31, 1998, compared to $3.9 million at June 30, 1997. Mortgage-backed securities and mortgage-backed securities available for sale decreased by $3.3 million, or 14.1%, as a result of principal repayments. Investment securities remained relatively unchanged as purchases of $3.0 million equaled maturities/calls during the period.

Loans receivable increased by $17.3 million, or 7.2%, during the current nine month period, as loan originations of $82.4 million exceeded principal repayments of $63.7 million. The Corporation's allowance for loan losses amounted to $1.1 million at March 31, 1998, an increase of $231,000, or 28.2%, over the total at June 30, 1997. The allowance for loan losses represented .41% of the total loan portfolio at March 31, 1998, compared to .33% at June 30, 1997, and represented 200.2% of non-performing loans, which totaled $525,000 at March 31, 1998, compared to 96.4% of nonperforming loans, which totaled $851,000, at June 30, 1997.

Deposits decreased by $1.3 million, or .6%, to a total of $225.5 million at March 31, 1998. Alternative sources of funds, such as Federal Home Loan Bank ("FHLB") advances and purchased federal funds are frequently reviewed to manage the cost of funds. Total borrowings increased by $14.6 million, or 51.9%, from June 30, 1997, to March 31, 1998.

Stockholders' equity increased by $1.5 million during the current nine month period, as period earnings of $1.9 million, distributions of employee benefits and stock awards totaling $238,000, and a $18,000 increase in unrealized gains on securities designated as available for sale were partially offset by cash dividends paid totaling $685,000.

The Federal Deposit Insurance Corporation prescribes minimum regulatory capital ratio guidelines to which the Savings Bank is subject. At March 31, 1998, the Savings Bank's Tier 1 capital of $25.8 million, or 8.7% of adjusted total assets, exceeded the required Tier 1 leverage ratio of 5%, or $14.9 million, by $10.9 million. The Savings Bank's risk-based capital of $26.8 million, or 13.4% of total risk-weighted assets, exceeded the 8% risk-based capital requirement of $16.0 million by $10.8 million.

                          Glenway Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine Months ended March 31, 1998 and
1997

General

Net earnings totaled $1.9 million for the nine months ended March 31, 1998, compared to $620,000, for the same period in 1997. The increase in net earnings is primarily attributable to the one-time $1.35 million, or $891,000 after tax, assessment which the Savings Bank paid during the fiscal 1997 period as part of legislation to recapitalize the Savings Association Insurance Fund ("SAIF") and an increase of $578,000 in net interest income for the 1998 period compared to the 1997 period. Excluding the effects of the special SAIF assessment, net earnings for the nine months ended March 31, 1997, would have been $1.5 million and net earnings for the nine months ended March 31, 1998, would represent an increase of $437,000, or 28.9%, over the 1997 period.

Net Interest Income

Interest income on loans and mortgage-backed securities for the nine months ended March 31, 1998, increased by $1.4 million, or 9.3%, over the same period in 1997. This increase resulted from growth of $17.3 million in the loan portfolio outstanding year to year. Interest on investments and interest-bearing deposits increased by $10,000, or 2.0%, over the same period in 1997.

Interest expense on deposits increased by $103,000, or 1.3%, for the nine months ended March 31, 1998, compared to the comparable period in 1997, due primarily to an increase in average deposit balances for the nine month period year to year, which was partially offset by a decline in cost of funds. Interest on borrowings increased by $711,000, or 78.4%, due to an increase in the overall level of borrowings from year to year.

Provision for Losses on Loans

The provision for losses on loans represents a charge to earnings to maintain the allowance for loan losses at a level management believes is adequate to absorb potential losses in the loan portfolio. The provision for losses on loans amounted to $238,000 for the nine months ended March 31, 1998, as compared to $170,000 for the same period in 1997, an increase of $68,000, or 40.0%. The provision increased primarily as a result of the $17.3 million, or 7.2%, growth in the loan portfolio over the year and the Savings Bank's entrance into small business commercial lending.

Although management believes that it uses the best information available in providing for possible loan losses and believes that the allowance is adequate at March 31, 1998, future adjustments to the allowance could be necessary and net earnings could be affected if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations.

                          Glenway Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine Months ended March 31, 1998 and 1997 (continued)

Other Income

Other income for the nine months ended March 31, 1998, decreased by $60,000, or 8.1%, primarily as a result of the absence of gains on sales of securities and real estate acquired through foreclosure during the 1997 period. Also, in January 1998, Glenway Financial Corporation sold a strip shopping center for $1.6 million which resulted in a loss on sale of $57,000. Other operating income for the nine months ended March 31, 1998, increased by $116,000, or 23.9%, due to increases in service charges, loan fees and implementation of surcharges on non-customer automated teller machine transactions.

General, Administrative and Other Expense

General, administrative and other expense decreased $1.6 million, or 26.2%, for the nine months ended March 31, 1998, compared to the nine months ended March 31, 1997, due primarily to a $1.4 million decrease in federal deposit insurance premiums, a decrease of $183,000, or 20.0%, in other operating expense, a decrease of $50,000 in amortization of goodwill, a $10,000 decrease in employee compensation and benefits and a $4,000 decrease in franchise taxes. These decreases were partially offset by a $90,000, or 21.0%, increase in occupancy and equipment and a $9,000 increase in data processing fees. As a result of the one-time SAIF assessment, federal deposit insurance premiums were reduced from 23 basis points to 6 basis points per $100 of deposits. The premium decrease resulted in an approximate $30,000 monthly reduction in federal deposit insurance premiums. The decrease in other operating expenses resulted primarily from decreases in professional fees, correspondent bank charges, advertising, and office supplies expenses from year to year. In August 1996, the Corporation opened it's new main office and headquarters and upgraded the data communications systems of the Savings Bank, which resulted in the increases in office occupancy and equipment expense.

Federal Income Taxes

The provision for federal income taxes totaled $1.0 million for the nine months ended March 31, 1998, an increase of $674,000 over the $373,000 recorded in 1997. The increase resulted primarily from a $2.0 million increase in earnings before taxes over the fiscal 1997 period. The effective tax rates were 35.0% and 37.6%, for the nine months ended March 31, 1998 and 1997, respectively.

                          Glenway Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Months ended March 31, 1998 and
1997

General

Net earnings for the three months ended March 31, 1998 amounted to $684,000, compared to net earnings of $552,000 for the fiscal 1997 quarter, an increase of $132,000, or 23.9%. Such increase in earnings is principally attributable to a $209,000 increase in net interest income after provision for losses on loans and a decrease in general, administrative and other expense of $9,000, which were partially offset by an increase in the provision for federal income taxes of $72,000 and a decline in other income of $14,000.

Net Interest Income

Interest income on loans and mortgage-backed securities increased by $507,000, or 10.1%, during the current quarter as a result of the growth in loans receivable. Interest on investment and interest-bearing deposits increased by $19,000, or 12.5%.

Interest expense on deposits for the 1998 quarter decreased by $42,000, or 1.5%. Interest on borrowings increased by $315,000, or 100.6%, due primarily to the increase in the average outstanding balances year to year.

Provision for Losses on Loans

The provision for losses on loans totaled $75,000 for the three month period ended March 31, 1998, an increase of $44,000 from the comparable 1997 quarter, due to growth in the loan portfolio.

Other Income

Other income for the three months ended March 31, 1998, decreased by $14,000, or 6.5%, compared to the 1997 quarter, primarily as a result of the sale of real estate resulting in a loss of $57,000 and a decline of $7,000 in loan servicing fees. This decline was partially offset by a $30,000, or 17.3%, increase in other operating income, due to increased service charges and implementation of surcharges on non-customer automated teller machine transactions, and a $21,000 gain on sale of loans.

General, Administrative and Other Expense

General, administrative and other expense decreased $9,000, or 0.6%, for the three months ended March 31, 1998, due to a $24,000, or 8.8%, decrease in other operating expenses, a decrease in franchise tax of $22,000 and a decrease in amortization of goodwill of $17,000. These decreases were partially offset by a $26,000, or 16.5%, increase in office occupancy and equipment expense and an increase in employee compensation and benefits of $20,000, or 2.6%.

                          Glenway Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Months ended March 31, 1998 and 1997 (continued)

Federal Income Taxes

The provision for federal income taxes totaled $370,000 for the quarter ended March 31, 1998, an increase of $72,000, or 24.2%, over the comparable 1997 quarter. The increase resulted primarily from a $204,000, or 24.0%, increase in pretax earnings. The effective tax rates were 35.1% for each of the three months ended March 31, 1998 and 1997, respectively.

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

At this time, no specific expenses have been identified which are reasonably likely to be incurred in connection with year-2000 issues and the Savings Bank does not expect to incur significant expense to implement corrective measures. No assurance can be given at this time, however, that significant expense will not be incurred in future periods. In the event that the Savings Bank is ultimately required to purchase replacement computer systems, programs and equipment, or that substantial expense must be incurred to make the Savings Bank's current systems, programs and equipment year-2000 compliant, the Corporation's net earnings and financial condition could be adversely affected. While the Savings Bank is endeavoring to ensure that its computer-dependent operations are year-2000 compliant, no assurance can be given that some year-2000 problems will not occur.

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

         None

ITEM 5.  Other Information

         Not applicable

ITEM 6.  Exhibits and Reports on Form 8-K

         Reports on Form 8-K:         None.

         Exhibits:

         27.1:                        Financial data schedule  for  the
                                      nine months ended March 31, 1998.

         27.2: Restated financial data schedule for the nine months ended March 31, 1997.

                                           Glenway Financial Corporation

                                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:       May 12, 1998                           By:  /s/Robert R. Sudbrook
       ---------------------------                      ---------------------
                                                        Robert R. Sudbrook
                                                        President




Date:       May 12, 1998                           By:  /s/Gregory P. Niesen
       ---------------------------                      --------------------
                                                        Gregory P. Niesen
                                                        Chief Financial Officer