Form 10KSB
period 1998-06-30
GLENWAY FINANCIAL CORP
filed 1998-09-28
CIK 861997

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended June 30, 1998

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from______________to___________________

                         Commission File Number: 0-18664

                          GLENWAY FINANCIAL CORPORATION
         -------------------------------------------------------------------
                 (Name of small business issuer in its charter)


           Delaware                                           31-1297820
-----------------------------------                  ---------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                          Identification Number)

        5535 Glenway Avenue, Cincinnati, Ohio                       45238
        -----------------------------------------------------------------------
        (Address of principal executive offices)                  (Zip Code)

                    Issuer's telephone number: (513) 922-5959
                                               --------------

      Securities registered pursuant to Section 12(b) of the Exchange Act:



                  None                                     Common Stock, par value $.01 per share
------------------------------------------                 --------------------------------------
(Name of each exchange on which registered)                            (Title of Class)

           Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                      ----
         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has
been subject to such requirements for the past 90 days.  Yes  X   No
                                                            -----   -----

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State the issuer's revenues for its most recent fiscal year: $23.4 million.

         The aggregate market value of the voting stock held by nonaffiliates of the registrant, computed by reference to the average of the bid and asked prices of such stock on The Nasdaq National Market as of September 24, 1998, was $39.4 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

         As of September 15, 1998, there were 2,293,210 shares of the Registrant's Common Stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part II of Form 10-KSB - Annual Report to Stockholders for the fiscal year ended June 30, 1998. Part III of Form 10-KSB - Proxy Statement for 1998 Annual Meeting of Stockholders.
         Transitional Small Business Disclosure Format:  Yes     No  X
                                                             ---    ---

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

         Centennial considers its principal market area to be the west side of Cincinnati, Ohio. In addition to its new main office at Glenway Crossing in the Western Hills area of Cincinnati, Centennial has four branch offices on the west side of Cincinnati. Its deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (the "FDIC") in the Savings Association Insurance Fund (the "SAIF"). The Savings Bank is subject to regulation by the FDIC and the Ohio Department of Commerce, Division of Financial Institutions (the "Division").

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

         The Corporation's primary business is owning the capital stock of Centennial. Accordingly, the remainder of this description of the Corporation's business will focus on Centennial's operations. The executive offices of the Holding Company and Centennial are located at 5535 Glenway Avenue, Cincinnati, Ohio 45238 and the telephone number at that address is (513) 922-5959.

LENDING ACTIVITIES

         GENERAL. The principal lending activity of Centennial is originating conventional mortgage loans secured by owner-occupied, one- to four-family residential real estate located in its primary market area. Depending on the level of interest rates in general, and whether the rates on these loans are fixed-rate, Centennial may sell such loans in the secondary market, rather than hold them in its portfolio. Centennial originates and processes loans insured by the Federal Housing Authority and loans guaranteed by the Veterans Administration for a local mortgage company which, in turn, closes and services the loans. To a lesser extent, Centennial also originates multifamily and construction loans secured by properties located in its primary market area and has originated nonresidential real estate loans. In addition, Centennial makes home equity and other consumer loans, including loans secured by deposit accounts, automobile loans and unsecured loans. Centennial's loan portfolio also includes mortgage-backed securities. Finally, to diversify its portfolio, Centennial, from time to time, purchases residential and other real estate loans from other lending institutions. Centennial has expanded its lending activities into commercial lending.

         LOAN AND MORTGAGE-BACKED SECURITIES PORTFOLIO COMPOSITION. The following table sets forth information concerning the composition of Centennial's loan portfolio, including loans held for sale and mortgage-backed securities, in dollar amounts and in percentages as of the dates indicated:


                                                                                      At June 30,
                                                       ----------------------------------------------------------------------------
                                                                1998                      1997                         1996
                                                            -------------             -------------                -----------
                                                                                  (Dollars in thousands)
                                                        Amount         %          Amount         %          Amount          %
                                                       ------         ---        ------         ---         ------         ---
Real estate loans and mortgage-backed securities:
   One- to four-family (1)                            $186,723       64.3%      $177,504       65.1%       $162,855       62.2%
   Home equity                                          19,816        6.8         23,797        8.7          20,051        7.7
   Multifamily residential                              25,572        8.8         17,912        6.6          16,368        6.3
   Nonresidential                                       18,848        6.5         13,548        5.0          12,337        4.7
   Construction                                         17,048        5.9         14,947        5.5          18,969        7.2
   Mortgage-backed securities (2)                       16,874        5.8         23,201        8.5          30,471       11.6
                                                      --------      -----       --------      -----        --------      -----
     Total real estate loans and
       mortgage-backed securities                      284,881       98.1        270,909       99.4         261,051       99.7
                                                      --------                   -------      -----        --------      -----

Other loans:
   Commercial loans                                      4,779        1.7            921         .3              --         --
   Consumer loans:
     Deposits                                              371         .1            507         .2             507         .2
     Automobile                                            310         .1            344         .1             347         .1
     Home improvement                                        4         --             11         --              14         --
     Other (3)                                              11         --             19         --              16         --
                                                      --------      -----       --------      -----        --------      -----
       Total other loans                                 5,475        1.9          1,802         .6             884         .3
                                                      --------      -----       --------      -----        --------      -----
   Total loans and mortgage-backed
     securities                                        290,356      100.0%       272,711      100.0%        261,935      100.0%
                                                      --------      =====        -------      =====        --------      =====

Less:
   Loans in process                                      9,880                     8,735                      9,318
   Deferred loan origination fees and
   discounts                                               101                       307                        427
   Allowance for loan losses                             1,174                       820                        618
                                                      --------                  --------                   --------
     Total loans and mortgage-backed
       securities - net                               $279,201                  $262,849                   $251,572
                                                      ========                  ========                   ========




                                                                                  At June 30,
                                                                  --------------------------------------------
                                                                        1995                      1994
                                                                     -----------               -----------
                                                                             (Dollars in thousands)
                                                                  Amount         %         Amount          %
                                                                  ------         ---       ------          ---
Real estate loans and mortgage-backed securities:
   One- to four-family (1)                                       $158,573       64.5%       $132,189      59.8%
   Home equity                                                     14,823        6.0          10,188       4.6
   Multifamily residential                                         14,945        6.1          14,279       6.5
   Nonresidential                                                  11,207        4.6          13,177       6.0
   Construction                                                    12,693        5.2          12,932       5.8
   Mortgage-backed securities (2)                                  32,780       13.3          37,578      17.0
                                                                 --------      -----        --------     -----
     Total real estate loans and
       mortgage-backed securities                                 245,021       99.7         220,343      99.7
                                                                 --------      -----        --------     -----

Other loans:
   Commercial loans                                                    --         --              --        --
   Consumer loans:
     Deposits                                                         450         .2             495        .2
     Automobile                                                       223         .1             126        .1
     Home improvement                                                  22         --              35        --
     Other (3)                                                         15         --              12        --
                                                                 --------      -----        --------     -----
       Total other loans                                              710         .3             668        .3
                                                                 --------      -----        --------      ----
   Total loans and mortgage-backed
     securities                                                   245,731      100.0%        221,011     100.0%
                                                                 --------      =====        --------     =====

Less:
   Loans in process                                                 6,393                      6,963
   Deferred loan origination fees and
   discounts                                                          529                        636
   Allowance for loan losses                                          616                        724
                                                                 --------                   --------
     Total loans and mortgage-backed
       securities - net                                          $238,193                   $212,688
                                                                 ========                   ========

---------------------------------------------------

(1) Includes $86.0 million of adjustable-rate mortgage loans at June 30, 1998.

(2) Includes $14.9 million of adjustable-rate mortgage-backed securities at June 30, 1998.

         The following schedule sets forth the contractual maturities of or repricing periods for the instruments in Centennial's loan portfolio, net of loans in process, including loans held for sale and mortgage-backed securities, at June 30, 1998. This schedule indicates the timing and ability of Centennial to reprice its assets and does not reflect the effects of possible prepayments, amortizations or enforcement of due-on-sale clauses. Demand loans, loans having no stated schedule of repayments or no stated maturity and overdrafts are reported as due in one year or less.



                                              Amounts        Amounts       Amounts       Amounts
                            Amounts due        due in         due in       due in         due in         Amounts due
                           within 1 year    1 to 3 years   3 to 5 years 5 to 10 years  10 to 20 years   after 20 years      Total
                           -------------    ------------  ------------- -------------- --------------   --------------      -----
Real estate mortgage
instruments
   Adjustable-rate           $108,591         $27,801       $14,251        $  5,027       $    --           $    --        $155,670
   Fixed-rate                   1,365           1,857         3,613          10,010        44,479            58,007         119,331
Consumer and other              5,009             261           205              --            --                --           5,475
                             --------         -------       -------         -------       -------           -------        --------
Total loans and
   mortgage-backed           $114,965         $29,919       $18,069         $15,037       $44,479           $58,007        $280,476
   securities                ========         =======       =======         =======       =======           =======        ========



         The following table sets forth the dollar amount of loans and mortgage-backed securities, before net items, maturing after one year from June 30, 1998, which have predetermined interest rates or floating or adjustable interest rates.


                                          Predetermined rates             Floating or adjustable rates
                                          -------------------             ----------------------------
                                                                (In thousands)

Real estate mortgage instruments                 $101,045                             $114,116
Nonresidential real estate                         16,921                               31,553
Consumer and other                                    466                                1,912
                                                 --------                             --------
   Total                                         $118,432                             $147,581
                                                 ========                             ========


         The aggregate amount of loans that Centennial is permitted by regulation to have outstanding to any one borrower is generally limited to 15% of Centennial's total risk-based capital. This limit increases to 25% of total risk-based capital if the security has a "readily ascertainable" value. At June 30, 1998, Centennial's lending limit was approximately $4.2 million. Centennial's largest loan outstanding (or total loans outstanding) to any one borrower at June 30, 1998, totaled approximately $4.0 million.

         ONE- TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LENDING. The cornerstone of Centennial's lending program has been the origination of permanent loans, to be held in its portfolio, secured by mortgages on owner-occupied, one- to four-family residences. At June 30, 1998, $203.6 million, or 70.1% of Centennial's loan and mortgage-backed securities portfolio consisted of permanent loans on one- to four-family residences. Substantially all of the residential loans originated by Centennial are secured by properties located in greater Cincinnati. Also included in Centennial's residential loans at June 30, 1998, were $3.0 million of purchased one- to four-family loans which were located on properties outside of Centennial's principal market area.

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

         Centennial's current one- to four-family residential ARMs are fully amortizing loans with contractual maturities of up to 30 years. The interest rates on the majority of ARMs originated by Centennial are subject to adjustment at one- or three-year intervals. Centennial's ARMs carry interest rates which are reset to a stated margin over an index based on the yields for U.S. Treasury securities with terms to maturities of the same length as the applicable adjustment period. Decreases or increases in the interest rate of Centennial's ARMs are generally limited to 1% to 2% at any adjustment date and 5% to 6% over the life of the loan. From time to time, Centennial has offered initial interest rates on the ARMs it originates that are below the rate that would be indicated by reference to the repricing formula. Centennial's ARMs are not assumable, do not contain prepayment penalties and do not produce negative amortization. At June 30, 1998, the total balance of one- to four-family residential ARMs was $86.0 million.

         Although Centennial maintains a portfolio of loans held for sale, substantially all of Centennial's residential loans are underwritten and documented to permit sale in the secondary market. During fiscal 1998, Centennial sold $1.1 million of real estate loans in the secondary market. Centennial had no real estate loans held for sale at June 30, 1998.

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

         Centennial has focused a portion of its lending efforts on home equity lending. Centennial's home equity lines of credit are written so that the total commitment amount, when combined with the balance of the first mortgage, may not exceed 90% of the appraised value of the property. Interest is accrued at a floating rate based on a specified prime rate plus a margin and monthly payments of at least the monthly interest charge are required. At June 30, 1998, Centennial had $19.8 million of home equity loans and an additional $29.9 million of unfunded commitments outstanding under home equity lines of credit.

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

         Historically, most of Centennial's mortgage-backed securities were long-term, fixed-rate federal agency securities. In recent years, however, Centennial has purchased other types of mortgage-backed securities, consistent with its interest rate risk management and balance sheet objectives. During recent fiscal years, most of the mortgage-backed securities purchased by Centennial have had adjustable interest rates. In addition, Centennial has purchased short and intermediate tranche collateralized mortgage obligations ("CMOs") having estimated average lives of from two to four years. CMOs are securities derived by reallocating cash flows from mortgage pass-through securities or from pools of mortgage loans. Centennial does not purchase CMOs that are interest only or principal only or residual interests. At June 30, 1998, the carrying value of Centennial's mortgage-backed securities, including those designated as available for sale, was $16.9 million.

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

         MULTIFAMILY AND NONRESIDENTIAL REAL ESTATE LENDING. Centennial originates and purchases permanent loans secured by multifamily and nonresidential real estate. Centennial's permanent multifamily and nonresidential real estate loan portfolio includes, for the most part, loans originated by Centennial with balances of under $300,000, secured by apartments, small office buildings, retail establishments and other business properties located on the west side of Cincinnati. At June 30, 1998, $44.4 million, or 15.3%, of Centennial's loan and mortgage-backed securities portfolio consisted of permanent loans on multifamily and nonresidential real estate.

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

         The table below sets forth, by type of security property, certain information regarding Centennial's multifamily and nonresidential real estate loans at June 30, 1998:

                                           Number               Outstanding
                                          of loans           principal balance
                                          --------           -----------------
                                               (Dollars in thousands)

Multifamily                                   73                   $25,572

Nonresidential:
    Office buildings                          22                   $ 3,702
    Centennial real estate                     1                       206
    Retail facility                           22                     1,843
    Other                                     46                    13,097
                                             ---                   -------
      Total nonresidential                    91                    18,848
                                             ---                   -------
      Total nonresidential and
        multi-family loans                   182                   $37,696
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

         Construction loans to individuals for their residences are structured to be converted to permanent loans at the end of the construction phase, which typically runs six months. These construction loans have rates and terms which match rates on one- to four-family loans then offered by Centennial, except that during the construction phase the borrower pays interest only. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. At June 30, 1998, Centennial had $2.8 million of construction loans to borrowers intending to live in the properties upon completion of construction.

         Construction loans to builders of one- to four-family residences require the payment of interest only and typically have terms of up to 24 months. These loans may provide for the payment of interest and loan fees from loan proceeds and carry interest rates which float (subject, in some cases, to interest rate caps) with changes in the specified prime rate. Loan commitment and origination fees of from 1/4% to 1% are charged. At June 30, 1998, Centennial had $4.9 million of construction loans to builders of one- to four-family residences, with no loans over $1.0 million.

         Centennial also makes loans to builders for the purpose of developing one- to four-family lots. These loans typically have terms of from one to five years and carry interest rates which float (subject, in some cases, to interest rate caps) with changes in the specified prime rate. Loan commitment and origination fees of 1/2% to 1% are charged. The principal on these loans is typically paid down as lots are sold. At June 30, 1998, Centennial had five development loans totaling $591,000. From time to time, Centennial also makes loans to builders for nonresidential construction.

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

         Centennial has, from time to time, purchased loans to supplement loan originations. At June 30, 1998, approximately $3.6 million (including $3 million on properties located outside of Ohio) of Centennial's one- to four-family residential loan portfolio was serviced by others.

         The table below sets forth information related to Centennial's purchased loans secured by real estate located outside of Cincinnati, Ohio and the surrounding areas at June 30, 1998.



                                                                                                 Loan balance
Date of purchase               Location of collateral           Type of property               at June 30, 1998
----------------               ----------------------           -------------------            ----------------

1984 and 1985                  Los Angeles, CA                  One- to four- family               $361,000
1983 and 1984                  Houston, TX                      One- to four-family                $110,000
   Total


         When loans are sold, Centennial retains the responsibility for servicing the loans and receives a servicing fee for performing these services. Centennial serviced a portfolio of loans for others totaling approximately $49.8 million at June 30, 1998.

         The following table presents Centennial's loan origination and loan and mortgage-backed securities purchase and sale activities for the years indicated:

                                                                 Year ended June 30,
                                  -----------------------------------------------------------------------------
                                           1998                        1997                        1996
                                  ----------------------      -----------------------      --------------------
                                   Amount           %          Amount            %          Amount         %
                                  --------         ---        --------          ---        --------       ---
                                                              (Dollars in thousands)
Originations
Conventional real estate loans:
   Construction loans             $18,719          17.6%      $ 16,171          22.2%      $17,237        22.6%
   Fixed-rate loans on
     existing property             42,911          40.4         12,752          17.5        20,949        27.6
   Adjustable-rate loans on
     existing property             25,466          24.0         30,688          42.2        26,034        34.3
Other loans                        19,152          18.0         13,173          18.1        11,756        15.5
                                 --------         -----       --------         -----       -------       -----
   Total loans originated (1)    $106,248         100.0%      $ 72,784         100.0%      $75,976       100.0%
                                 ========         =====       ========         =====       =======       =====

Purchases
Conventional real estate loans   $     --            --%      $     --            --%      $    --          --%
Mortgage-backed securities             --            --             --            --         4,267       100.0
                                 --------         -----       --------         -----       -------       -----
   Total loans and
     mortgage-backed
     securities purchased        $     --            --%      $     --            --%      $ 4,267       100.0%
                                 ========         =====       ========         =====       =======       =====

Sales
Real estate loans                $  1,123          41.6%      $    405          13.1%      $ 2,887        73.1%
Mortgage-backed securities          1,578          58.4          2,672          86.9         1,060        26.9
                                 --------         -----       --------         -----       -------       -----
   Total loans and
     mortgage-backed
     securities sold             $  2,701         100.0%      $  3,077         100.0%      $ 3,947       100.0%
                                 ========         =====       ========         =====       =======       =====






                                                 Year ended June 30,
                                   ---------------------------------------------
                                           1995                     1994
                                   --------------------     --------------------
                                    Amount         %         Amount         %
                                   --------       ---       --------       ---
                                                (Dollars in thousands)
Originations
Conventional real estate loans
   Construction loans              $19,587        30.4%      $ 9,921       11.5%
   Fixed-rate loans on
     existing property              13,207        20.5        50,335       58.4
   Adjustable-rate loans on
     existing property              25,620        39.8        19,559       22.7
Other loans                          5,943         9.3         6,354        7.4
                                   -------       -----       -------      -----
   Total loans originated (1)      $64,357       100.0%      $86,169      100.0%
                                   =======       =====       =======      =====

Purchases
Conventional real estate loans     $    74       100.0%      $   234        1.2%
Mortgage-backed securities              --          --        19,725       98.8
                                   -------       -----       -------      -----
   Total loans and
     mortgage-backed
     securities purchased          $    74       100.0%      $19,959      100.0%
                                   =======       =====       =======      =====

Sales
Real estate loans                  $ 1,963        56.7%      $30,258      100.0%
Mortgage-backed securities           1,500        43.3            --         --
                                   -------       -----       -------      -----
   Total loans and
     mortgage-backed
     securities sold               $ 3,463       100.0%      $30,258      100.0%
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

         On the basis of management's quarterly review of its assets, at June 30, 1998, Centennial had $464,000 in assets classified as Special Mention, $1.3 million as Substandard, and no assets classified as Doubtful or Loss. Included in the Substandard assets at June 30, 1998, are $366,000 in single-family and condominium loans located in Texas, discussed herein, as to which no loss is anticipated. The remainder of Centennial's classified assets is comprised primarily of one- to four-family residential loans.

         The following table sets forth information concerning delinquent loans at June 30, 1998, in dollar amounts and as a percentage of Centennial's total loan and mortgage-backed securities portfolio (including loans held for sale). The amounts presented represent the total outstanding principal balances of the related loans, net of allowances, rather than the actual payment amounts which are past due.


                                                                At June 30, 1998
                       ----------------------------------------------------------------------------------------------
                               Residential
                             real estate loans            Consumer and other loans                   Total
                       --------------------------       ---------------------------      ----------------------------
                       Number     Amount      %(1)       Number     Amount      %(1)     Number      Amount      %(1)
                       ------     ------     -----       ------     ------     -----     ------      ------      ----
                                                            (Dollars in thousands)
Loans delinquent for:
   30-59 days             32      $2,103      .7%           1       $ 16       --%(2)      33         $2,119      .7%
   60-89 days             13         849      .3            5         71       --          18            920      .3
   90 days and over       11         938      .3           10         44       --          21            982      .3
                          --      ------     ---           --       ----       ---         --         ------     ---
    Total delinquent
      loans               56      $3,890     1.3%          16       $131       --%(2)      72         $4,021     1.3%
                          ==      ======     ===           ==       ====       ==          ==         ======     ===

-------------------------------------

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


                                                                             At June 30,
                                            ----------------------------------------------------------------------------
                                             1998              1997              1996               1995           1994
                                            ------            ------            ------             ------         ------
                                                                      (Dollars in thousands)
Nonperforming assets (net of allowances):
Nonperforming loans:
   Residential                               $938              $851             $  705          $   772           $1,719
   Construction                                --                --                178              155              168
   Consumer                                    21                --                 --               --               --
   Nonresidential                              23                --                 --               --               --
                                             ----              ----             ------           ------           ------
     Total                                    982               851                883              927            1,887
Foreclosed assets:
   Residential                                 --                --                242              715              408
   Nonresidential                              --                44                 --               --               --
                                             ----              ----             ------           ------           ------
     Total                                     --                44                242              715              408
                                             ----              ----             ------           ------           ------
Total nonperforming assets                   $982              $895             $1,125           $1,642           $2,295
                                             ====              ====             ======           ======           ======
Total nonperforming assets as a
   percentage of total assets                 .32%              .31%               .40%             .62%            .94%
                                              ===               ===                ===              ===             ===

         As of June 30, 1998, there were no additional loans with respect to which known information about the possible credit problems of the borrowers caused management of Centennial to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the nonperforming asset categories.

         For the year ended June 30, 1998, interest income which would have been recorded with respect to nonaccruing loans, had such loans been current in accordance with their original terms, totaled approximately $16,000. There was no interest included in interest income on such loans for the year ended June 30, 1998.

         The responsibility for maintaining an adequate allowance for loan losses rests with Centennial's Asset Classification Committee, which is comprised of Centennial's senior management, with oversight provided by the Board of Directors. The

Committee meets on a quarterly basis to determine the adequacy of the allowance for loan losses as it relates to a number of relevant factors, including, but not limited to, trends in the level of nonperforming assets and classified loans, current and anticipated economic conditions in the primary lending area, past loss experience, and possible losses arising from specific problem assets. To a lesser extent, the Committee considers loan concentrations to single borrowers and changes in the composition of its loan portfolio. At June 30, 1998, Centennial's allowance for loan losses totaled $1.2 million and was primarily allocated to potential problem assets in the residential loan portfolio.

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

         The following table sets forth an analysis of Centennial's allowance for losses on loans.


                                                                   Year Ended June 30,
                                        --------------------------------------------------------------------------
                                         1998               1997              1996            1995            1994
                                        -----              -----             -----           -----           -----
                                                                 (Dollars in thousands)
Balance at beginning of period         $  820              $618               $616            $724            $648
Charge-offs:
   Residential                             19               (30)               (58)           (192)            (23)
   Non-residential                         --               (27)                --              --              --
   Consumer                                 6                --                 --              --              (5)
                                       ------              ----               ----            ----            ----
     Total charge-offs                     26               (57)               (58)           (192)            (28)
                                       ------              -----              ----            ----            ----
Recoveries:
   Residential                             17                15                 --              --               8
   Consumer                                --                --                 --              --              --
                                       ------              ----               ----            ----            ----
     Total recoveries                      17                15                 --              --               8
                                       ------              ----               ----            ----            ----
Net-charge offs                            (9)              (42)               (58)           (192)            (20)
                                       ------              ----               ----            ----            ----
Provision for losses on loans
   (charged to operations)                363               244                 60              84              96
                                       ------              ----               ----            ----            ----
Balance at end of period               $1,174              $820               $618            $616            $724
                                       ======              ====               ====            ====            ====

Ratio of net charge-offs to
   average loans outstanding               --%             0.02%              0.03%           0.10%           0.10%
Ratio of allowance for losses
   on loans to nonperforming            119.6%             96.4%              70.0%           66.5%           38.4%
   loans
Ratio of allowance for losses
   on loans to total loans                .43%             0.33%              0.27%           0.29%           0.41%


INVESTMENT ACTIVITIES

         Centennial's assets, other than loans receivable and mortgage-backed securities, are invested primarily in short-term investments, including interest-bearing deposits, U.S. Government and agency securities and mutual fund holdings.

         The carrying value and market values of investment securities at the dates indicated are summarized as follows:


                                                                     At June  30,
                               --------------------------------------------------------------------------------------
                                       1998                            1997                            1996
                               -----------------------        -----------------------         -----------------------
                               Carrying        Market         Carrying         Market         Carrying         Market
                                Value           Value          Value           Value           Value           Value
                               --------        -------        --------         ------         --------         ------
                                                                    (In thousands)
U.S. Treasuries                 $3,989          $4,026          $2,983         $2,981            $   --        $   --
U.S. Government agency
   obligations                   4,005           4,018           3,984          3,979             5,474         5,426
Municipal obligations               75              76              75             75                75            73
                                ------          ------          ------         ------            ------        ------
   Total investment
     securities                  8,069           8,120           7,042          7,035             5,549         5,499
Asset management funds
   available for sale               --              --              --             --             4,084         4,084
                                ------          ------          ------         ------            ------        ------
   Total                        $8,069          $8,120          $7,042         $7,035            $9,633        $9,583
                                ======          ======          ======         ======            ======        ======



         The following table presents the contractual maturities or terms to repricing of investment securities along with the weighted average yields at June 30, 1998:


                              Within one          Over one to         Over five to           Over ten
                                 year              five years          ten years               years              Total
                           ----------------     ---------------     ----------------     ---------------     ----------------
                           Amount     Yield     Amount    Yield     Amount     Yield     Amount    Yield     Amount     Yield
                           ------     -----     ------    -----     ------     -----     ------    -----     ------     -----
                                                                 (Dollars in thousands)
U.S. Treasuries             $1,000    5.63%      $2,989    5.88%     $ --          --%     $--       --%      $3,989    5.82%
U.S. Government agency                                                             --       --       --
  obligations                1,000    5.57        3,005    5.94        --                                      4,005    5.85
Municipal obligations           --      --           --      --        75        4.70       --       --           75     457
                            ------    ----       ------    ----       ---        ----      ---       --       ------    ----
   Total investment
     securities             $2,000    5.60%      $5,994    5.90%      $75        4.70%     $--       --%      $8,069    5.82%
                            ======    ====       ======    ====       ===        ====      ===       ==       ======    ====


         The FDIC has a policy which requires that institutions maintain an average balance of liquid assets (e.g. cash, time deposits and U.S. Government and agency obligations) in an amount which it deems adequate to protect safety and soundness, but it does not require a specific level of liquid assets. In the opinion of management, Centennial's liquidity position was adequate to maintain safe and sound operations at June 30, 1998. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided.

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

         The following table sets forth the savings flows at Centennial during the periods indicated:

                                           1998                      1997                       1996
                                          ------                    ------                     ------
                                                            (Dollars in thousands)
Opening balance                           $226,853                $222,768                    $208,377
Deposits                                   324,436                 323,722                     310,192
Withdrawals                               (330,650)               (319,637)                   (295,801)
                                          --------                --------                    --------
Ending balance                            $220,639                $226,853                    $222,768
                                          ========                ========                    ========
Net increase                              $  6,214                $  4,085                    $ 14,391
                                          ========                ========                    ========
Percentage increase                           2.74%                   1.83%                       6.91%
                                              ====                    ====                        ====


         The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by Centennial at the dates indicated:


                                                                        At June 30,
                                    -------------------------------------------------------------------------------------
                                            1998                           1997                          1996
                                    -----------------------        ------------------------       -----------------------
                                    Amount       % of total        Amount        % of total       Amount       % of total
                                    ------       ----------        ------        ----------       ------       ----------
                                                                  (Dollars in thousands)
Certificate accounts
--------------------
   3.00 - 5.99%                    $118,789          53.8%       $126,329           55.7%        $109,194          49.0%
   6.00 - 7.99%                      28,378          12.9          30,889           13.6           43,827          19.7
   8.00 - 9.99%                         180            .1             352            0.2            1,120           0.5
                                   --------          ----         -------           ----          -------          ----
     Total certificate accounts     147,347          66.8         157,570           69.5%         154,141          69.2%
                                   --------          ----         -------           ----          -------          ----

Transaction accounts
--------------------
   Savings accounts                  31,039          14.1          36,602           16.1           40,482          18.2
   Money market accounts              5,001           2.3           5,965            2.6            7,634           3.4
   Checking/NOW accounts             37,252          16.8          26,716           11.8           20,511           9.2
                                   --------          ----          ------           ----          -------          ----

     Total transaction accounts      73,292          33.2          69,283           30.5           68,627          30.8
                                   --------          ----          ------           ----          -------          ----

     Total deposits                $220,639         100.0%       $226,853          100.0%        $222,768         100.0%
                                   ========         =====        ========          =====         ========         =====


         The following table shows the interest rate and remaining maturity information for Centennial's certificates of deposit as of June 30, 1998:



         Interest rate                      Less than 1 year      One to 3 years     Over 3 years        Total
         -------------                      -----------------     --------------     ------------        -----
         3.00 - 5.99%                            $ 86,091             $30,273           $2,425          $118,789
         6.00 - 7.99%                              16,392              10,858            1,128            28,378
         8.00 - 9.99%                                 180                  --               --               180
                                                 --------             -------           ------          --------
            Total certificates of deposit        $102,663             $41,131           $3,553          $147,347
                                                 ========             =======           ======          ========

         The following table sets forth the maturities of Centennial's certificates of deposit having principal amounts greater than $100,000 at June 30, 1998.

              Maturing in quarter ending:
                                                                                   (In thousands)

              September 30, 1998                                                      $ 8,867
              December 31, 1998                                                         2,920
              March 31, 1999                                                            2,361
              June 30, 1999                                                             2,198
              After June 30, 1999                                                       7,264
                                                                                      -------
                 Total certificates of deposit with balances over $100,000            $23,610
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

         The following table sets forth certain information as to Centennial's FHLB advances and other borrowings at the dates indicated:

                                                                                     At June 30,
                                                                ----------------------------------------------------
                                                                 1998                    1997                   1996
                                                                ------                  ------                  ----
                                                                               (Dollars in thousands)
FHLB advances                                                   $50,435                 $28,114                 $25,634
Other borrowings                                                     --                      65                     213
                                                                -------                 -------                 -------
   Total borrowings                                             $50,435                 $28,179                 $25,847
                                                                =======                 =======                 =======
Weighted average interest rate
   of FHLB advances                                              5.76%                   5.97%                   5.78%
                                                                 ====                    ====                    ====
Weighted average rate of other borrowings                          --%                   8.50%                   8.25%
                                                                 ====                    ====                    ====


         The following table sets forth the maximum balance and average balance of FHLB advances and other borrowings during the periods indicated:

                                                                     Year ended June 30,
                                              ---------------------------------------------------------------
                                               1998                          1997                        1996
                                              ------                        ------                       ----
                                                                  (Dollars in thousands)
Maximum balance:
  FHLB advances                               $50,435                       $28,643                     $27,308
  Other borrowings                            $    65                       $   213                     $   362

Average balance:
  FHLB advances                               $39,474                       $22,073                     $23,051
  Other borrowings                            $    28                       $   178                     $   324

Weighted average interest
   rate of FHLB advances                         5.78%                         5.63%                       5.69%
Weighted average interest
   rate of other borrowings                      8.30%                         8.30%                       8.70%

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

EMPLOYEES

         At June 30, 1998, Centennial had a total of 63 full-time employees and 16 part-time employees.


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

OHIO REGULATION OF CENTENNIAL

         As a savings bank incorporated under Ohio law, Centennial is subject to regulation by the Division. Such regulation affects Centennial's savings, lending and investment activities. Ohio law requires that Centennial maintain at least 60% of its assets in housing-related and other specified investments. At June 30, 1998, Centennial had more than 60% of its assets in such investments. The ability of Ohio savings banks to engage in certain state-authorized investments is subject to oversight and approval by the FDIC.

         Ohio law generally limits the aggregate amount that a savings bank can lend to one borrower to an amount equal to 15% of the institution's unimpaired capital and surplus. Based on such limit, Centennial was able to lend approximately $4.2 million to one borrower at June 30, 1998. A savings bank may lend to one borrower an additional amount not to exceed 10% of the institution's unimpaired capital and surplus, if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral."

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

         The following table presents certain information regarding compliance by Centennial with applicable capital requirements at June 30, 1998:

                                                            Amount                  %
                                                            ------                 ---
         Tier 1 capital (1)                                 $26,514                8.8%
         Maximum leverage capital requirement                12,021                4.0
                                                            -------                ---
         Excess                                             $14,493                4.8%
                                                            =======                ===

         Total capital (1)                                  $27,688               14.2%
         Risk-based capital requirement                      15,650                8.0
                                                            -------               ----
         Excess                                             $12,038                6.2%
                                                            =======               ====
         -----------------------------


         (1) Tier 1 capital and risk-based capital reflect capital computed in accordance with generally accepted accounting principles, net of $226,000 of goodwill. Risk-based capital includes a $1.2 million general loan loss allowance.

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

         The FDIC has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled Non-member Banks. At each successively lower defined capital category, an institution is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the applicable agency has less flexibility in determining how to resolve the problems of the institution. The FDIC has defined these capital levels as follows: (1) well-capitalized institutions must have total risk-based capital of at least 10%, Tier 1 risk-based capital (consisting only of items that qualify for inclusion in Tier 1 capital) of at least 6% and Tier 1 capital of at least 5%; (2) adequately capitalized institutions are those that meet the regulatory minimum of total risk-based capital of at least 8%, Tier 1 risk-based capital (consisting only of items that qualify for inclusion in Tier 1 capital) of at least 4% and Tier 1 capital of at least 4% (except for institutions receiving the highest examination rating and with an acceptable level of risk, in which case the Tier 1 capital level is at least 3%); (3) undercapitalized institutions are those that do not meet regulatory limits, but that are not significantly undercapitalized; (4) significantly undercapitalized institutions have total risk-based capital of less than 6%, Tier 1 risk-based capital (consisting only of items that qualify for inclusion in Tier 1 capital) of less than 3% and Tier 1 capital of less than 3%; and (5) critically undercapitalized institutions are those with Tier 1 capital of less than 2% of total assets. In addition, the FDIC generally can downgrade an institution's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the institution is deemed to be engaging in an unsafe or unsound practice, because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. An undercapitalized institution must submit a capital restoration plan to the FDIC within 45 days after it becomes undercapitalized. Such institution will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. A critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. Centennial's capital levels at June 30, 1998, meet the standards for a well-capitalized institution.

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

         TRANSACTIONS WITH AFFILIATES AND INSIDERS. All transactions between Centennial and the Corporation or any other affiliate must comply with Sections 23A and 23B of the Federal Reserve Act (the "FRA"). An affiliate is any company or entity which controls, is controlled by or is under common control with the financial institution. In a holding company context, the parent holding company of an insured institution and any companies that are controlled by such parent holding company are affiliates of the institution. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a financial institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus for any one affiliate and 20% of such capital stock and surplus for the aggregate of such transactions with all affiliates, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or the subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar types of transactions. In addition because it is a subsidiary of a savings and loan holding company, Centennial may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate, except shares of a subsidiary. Exemptions from Sections 23A or 23B of the FRA may be granted only by the FRB. Centennial was in compliance with these requirements at June 30, 1998.

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

         In order for the Corporation to retain its status as a savings and loan holding company, Centennial must meet the qualified thrift lender ("QTL") test. The QTL test requires that 65% of the association's portfolio assets consist of qualified thrift investments on a monthly average basis in 9 out of every 12 months. If Centennial fails to meet the QTL test, the Corporation may be subject to certain regulatory restrictions and will not be eligible for FHLB advances to the fullest possible extent. At June 30, 1998, Centennial had qualified thrift investments in excess of 99% of its portfolio assets.

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

FRB RESERVE REQUIREMENTS

         FRB regulations currently require savings associations to maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $49.3 million, subject to an exemption of up to $4.4 million, and to maintain reserves of 10% of net transaction accounts in excess of $49.3 million. These percentages are subject to revision by the FRB. At June 30, 1998, Centennial was in compliance with the FRB's reserve requirement.

FEDERAL HOME LOAN BANK SYSTEM

         As a member of the FHLB, Centennial is required to maintain an investment in the capital stock of the FHLB in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of its residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB. Centennial is in compliance with this requirement with an investment in FHLB stock of $2.6 million at June 30, 1998.

         FHLB advances to member institutions who meet the QTL test are generally limited to the lower of (i) 25% of the member's assets or (ii) 20 times the member's investment in FHLB stock. At June 30, 1998, Centennial's maximum limit on advances was approximately $52.3 million. The granting of advances is also subject to the FHLB's collateral and credit underwriting guidelines.

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


                                    TAXATION

FEDERAL TAXATION

         The Holding Company and Centennial are both subject to the federal tax laws and regulations which apply to corporations generally. In addition to the regular income tax, the Holding Company and Centennial are subject to the alternative minimum tax which is imposed at a minimum tax rate of 20% on "alternative minimum taxable income" (which is the sum of a corporation's regular taxable income, with certain adjustments, and tax preference items), less any available exemption. Such tax preference items include interest on certain tax-exempt bonds issued after August 7, 1986. In addition, 75% of the amount by which a corporation's "adjusted current earnings" exceeds its alternative minimum taxable income computed without regard to this preference item and prior to reduction by net operating losses, is included in alternative minimum taxable income. Net operating losses can offset no more than 90% of alternative minimum taxable income. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax. Payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. However, the Taxpayer Relief Act of 1998 repealed the alternative minimum tax for certain "small corporations" for tax years beginning after December 31, 1998. A corporation initially qualifies as a small corporation if it had average gross receipts of $5,000,000 or less for the three tax years ending with its first tax year beginning after December 31, 1996. Once a corporation is recognized as a small corporation, it will continue to be exempt from the alternative minimum tax for as long as its average gross receipts for the prior three-year period does not exceed $7,500,000. In determining if a corporation meets this requirement, the first year that it achieved small corporation status is not taken into consideration.

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

         The balance of the pre-1988 reserves is subject to the provisions of
Section 593(e), as modified by the Act, which require recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by Centennial to the Holding Company is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and the gross income of Centennial for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of June 30, 1998, the pre-1988 reserves of Centennial for tax purposes totaled approximately $13.2 million. Centennial believes it had approximately $2.3 million of accumulated earnings and profits for tax purposes as of June 30, 1998, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether Centennial will have current or accumulated earnings and profits in subsequent years.

         The tax returns of Centennial have been audited or closed without audit through fiscal year 1994. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of Centennial.

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

ITEM 2.  DESCRIPTION OF PROPERTY

         The following table sets forth certain information concerning the main office and each branch office of Centennial at June 30, 1998. The aggregate net book value of Centennial's office premises and equipment was approximately $5.8 million at June 30, 1998.


Location                                                Year opened            Owned or leased            Book value
--------                                                -----------            ---------------            -----------
Main office

   5535 Glenway Avenue                                     1998                     Owned                  $4,837,000(2)
   Cincinnati, Ohio 45238

Branch offices

   4221 Glenway Avenue                                     1915                     Owned                  $  278,000
   Cincinnati, Ohio 45205

   5681 Rapid Run                                          1982                  Leased (1)                $   50,000(3)
   Cincinnati, Ohio  45238

   3916 Harrison Avenue                                    1958                     Owned                  $  443,000
   Cincinnati, Ohio 45211

   9090 Colerain Avenue                                    1975                     Owned                  $  197,000
   Cincinnati, Ohio 45251


(1) Branch office is located in a strip shopping center which is leased by the Bank.

(2)      Includes Net Book Value of Data Processing Equipment.

(3)      Represents Net Book value of Leasehold improvement.


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


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information contained in the 1998 Annual Report to Stockholders, a copy of which is attached hereto as Exhibit 13 (the "Annual Report"), under the caption "COMMON STOCK AND RELATED INFORMATION" is incorporated herein by reference.

                                      -24

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

                                    PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
          SECTION 16(a) OF THE EXCHANGE ACT

         The information regarding the directors and executive officers of the Holding Company contained in the Proxy Statement for the 1998 Annual Meeting of Stockholders, a copy of which is attached hereto as Exhibit 99 (the "Proxy Statement"), under the caption "BOARD OF DIRECTORS" and "EXECUTIVE OFFICERS" is incorporated herein by reference.

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

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS
         3(a)            Certificate of Incorporation
         3(b)            Bylaws
         10              Employment Agreement for Robert R. Sudbrook
         13              1998 Annual Report to Stockholders
         20              Proxy Statement for 1998 Annual Meeting of Stockholders
         21              Subsidiaries of Registrant
         27              Financial Data Schedule

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

                                          GLENWAY FINANCIAL CORPORATION

                                          By:  /s/ ROBERT R. SUDBROOK
                                              ---------------------------------
                                              Robert R. Sudbrook, President and
                                              Chief Executive Office (Duly
                                              Authorized Representative)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


/s/ ROBERT R. SUDBROOK                          /s/ EDGAR A. RUST
----------------------------------------        -------------------------------
    Robert R. Sudbrook, President               Edgar A. Rust, Chairman
    and Chief Executive Officer


    Date:  September 28, 1998                   Date:  September 28, 1998


/s/ MILTON L. VAN SCHOIK                        /s/ DANIEL W. GEEDING
----------------------------------------        -------------------------------
    Milton L. Van Schoik, Vice                  Daniel W. Geeding, Secretary and
    Chairman                                    Director


    Date:  September 28, 1998                   Date:  September 28, 1998


/s/ RONALD L. GOODFELLOW                        /s/ KENNETH C. LICHTENDAHL
----------------------------------------        -------------------------------
    Ronald L. Goodfellow, Director              Kenneth C. Lichtendahl, Director


    Date:  September 28, 1998                   Date:  September 28, 1998


/s/ ALBERT W. MOELLER                           /s/ JOHN P. TORBECK
----------------------------------------        -------------------------------
    Albert W. Moeller, Director                 John P. Torbeck, Director


    Date:  September 28, 1998                   Date:  September 28, 1998


/s/ GREGORY P. NIESEN
----------------------------------------
    Gregory P. Niesen, Vice President
    Chief Financial Officer


    Date:  September 28, 1998

                                INDEX TO EXHIBITS

Exhibit
Number                Description                                        Incorporation by Reference
-------               -----------                                        ---------------------------
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

3(b)                  Bylaws                                             Incorporated by reference to the Registration
                                                                         Statements.

10                    Employment Agreement for Robert R. Sudbrook

13                    1998 Annual Report to Stockholders

20                    Proxy Statement for 1998 Annual Meeting of
                      Stockholders

21                    Subsidiaries of the Registrant                     Incorporated by reference to the Annual Report on
                                                                         Form 10-KSB for the 1997 fiscal year filed with the
                                                                         Securities and Exchange Commission on September 29,
                                                                         1997

27                    Financial Data Schedule

