Form 10QSB
period 1998-09-30
GLENWAY FINANCIAL CORP
filed 1998-11-16
CIK 861997

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 1998
                               --------------------------------------

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

Yes   X                                                     No

As of November 2, 1998, the latest practicable date, 2,293,210 shares of the registrant's common stock, $.01 par value, were issued and outstanding.










                               Page 1 of 18 pages

                          Glenway Financial Corporation

                                      INDEX

                                                                       Page

PART I  - FINANCIAL INFORMATION

            Consolidated Statements of Financial
            Condition                                                      3

            Consolidated Statements of Earnings                            4

            Consolidated Statements of Comprehensive Income                5

            Consolidated Statements of Cash Flows                          6

            Notes to Consolidated Financial Statements                     8

            Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                                    11


PART II - OTHER INFORMATION                                               17

SIGNATURES                                                                18


                          Glenway Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)


                                                                                      September 30,            June 30,
ASSETS                                                                                         1998               1998
Cash and due from banks                                                                    $  2,882            $  1,436
Interest-bearing deposits in other financial institutions                                     1,941               1,764
                                                                                            -------             -------
          Cash and cash equivalents                                                           4,823               3,200

Investment securities - at amortized cost, approximate market value of $9,162
  and $8,120 at September 30, 1998 and June 30, 1998, respectively                            9,073               8,069
Mortgage-backed securities - at cost, approximate market value of $10,663
  and $11,158 at September 30, 1998 and June 30, 1998, respectively                          10,768              11,304
Mortgage-backed securities available for sale - at market                                     4,940               5,570
Loans receivable - net                                                                      257,578             262,327
Office premises and equipment - at depreciated cost                                           5,707               5,805
Federal Home Loan Bank stock - at cost                                                        2,665               2,617
Accrued interest receivable on loans                                                          1,567               1,548
Accrued interest receivable on mortgage-backed securities, investments and
  interest-bearing deposits                                                                     169                 230
Cash surrender value of life insurance                                                        1,667               1,652
Prepaid expenses and other assets                                                               414                 412
Prepaid federal income taxes                                                                     -                  372
Goodwill and other intangible assets - net of amortization                                      200                 226
                                                                                            -------             -------

          Total assets                                                                     $299,571            $303,332
                                                                                            =======             =======

          LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                   $219,335            $220,639
Advances from the Federal Home Loan Bank                                                     47,199              50,435
Advances by borrowers for taxes and insurance                                                   736                 186
Accounts payable on mortgage loans serviced for others                                          728                 600
Accrued interest payable                                                                         93                 108
Other liabilities                                                                             1,041               1,486
Accrued federal income taxes                                                                      9                  -
Deferred federal income taxes                                                                   591                 657
                                                                                            -------             -------
          Total liabilities                                                                 269,732             274,111

Stockholders' equity
  Serial preferred stock (500,000 shares of $.01 par value authorized; no
    shares issued)                                                                               -                   -
  Common stock - authorized, 3,000,000 shares of $.01 par value; 2,374,738
    shares issued                                                                                24                  24
  Additional paid-in capital                                                                 13,405              13,359
  Retained earnings - substantially restricted                                               17,259              16,806
  Shares acquired by employee benefit plans                                                     (80)               (107)
  Treasury stock - 81,528 and 91,244 shares at September 30, 1998 and
    June 30, 1998, respectively - at cost                                                      (830)               (929)
  Unrealized gains on securities designated as available for sale,
    net of related tax effects                                                                   61                  68
                                                                                            -------             -------
          Total stockholders' equity                                                         29,839              29,221
                                                                                            -------             -------

          Total liabilities and stockholders' equity                                       $299,571            $303,332
                                                                                            =======             =======


                          Glenway Financial Corporation

                       CONSOLIDATED STATEMENTS OF EARNINGS

                    For the three months ended September 30,
                      (In thousands, except per share data)

                                                                                                 1998              1997
Interest income
  Loans                                                                                        $5,143            $4,926
  Mortgage-backed securities                                                                      256               372
  Investment securities                                                                           126               108
  Interest-bearing deposits and other                                                              81                56
                                                                                                -----             -----
         Total interest income                                                                  5,606             5,462

Interest expense
  Deposits                                                                                      2,611             2,801
  Borrowings                                                                                      701               423
                                                                                                -----             -----
         Total interest expense                                                                 3,312             3,224
                                                                                                -----             -----

         Net interest income                                                                    2,294             2,238

Provision for losses on loans                                                                      45               100
                                                                                                -----             -----

         Net interest income after provision for losses on loans                                2,249             2,138

Other income
  Gain on sale of loans                                                                            48                -
  Gain on sale of office premises                                                                   7                -
  Loan servicing fees                                                                              34                39
  Other operating                                                                                 209               197
                                                                                                -----             -----
         Total other income                                                                       298               236

General, administrative and other expense
  Employee compensation and benefits                                                              889               789
  Occupancy and equipment                                                                         182               171
  Federal deposit insurance premiums                                                               36                36
  Franchise taxes                                                                                  72                94
  Data processing                                                                                  38                81
  Amortization of goodwill                                                                         26                35
  Other operating                                                                                 233               229
                                                                                                -----             -----
         Total general, administrative and other expense                                        1,476             1,435
                                                                                                -----             -----

         Earnings before income taxes                                                           1,071               939

Federal income taxes
  Current                                                                                         428               337
  Deferred                                                                                        (63)              (11)
                                                                                                -----             -----
         Total federal income taxes                                                               365               326
                                                                                                -----             -----

         NET EARNINGS                                                                          $  706            $  613
                                                                                                =====             =====

         EARNINGS PER SHARE
           Basic                                                                                 $.31              $.27
                                                                                                  ===               ===

           Diluted                                                                               $.30              $.26
                                                                                                  ===               ===


                          Glenway Financial Corporation

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                    For the three months ended September 30,
                                 (In thousands)


                                                               1998                      1997
Net earnings                                                   $706                      $613

Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) during the
    period, net of tax                                           (7)                       10
                                                               ----                       ---

Comprehensive income                                           $699                      $623
                                                                ===                       ===




                          Glenway Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    For the three months ended September 30,
                                 (In thousands)

                                                                                                1998               1997
Cash flows from operating activities:
  Net earnings for the period                                                                $   706            $   613
  Adjustments to reconcile net earnings to net cash provided by
    (used in) operating activities:
    Depreciation                                                                                 105                 94
    Provision for losses on loans                                                                 45                100
    Gain on sale of loans                                                                        (20)                -
    Loans disbursed for sale in the secondary market                                          (3,499)                -
    Proceeds from sale of loans                                                                3,519                 -
    Amortization of deferred loan origination fees                                                (3)               (28)
    Amortization of goodwill and other intangible assets                                          26                 35
    Amortization of premiums and discounts on loans,
      investments and mortgage-backed securities - net                                           (21)                 4
    Gain on sale of office premises                                                               (7)                -
    Federal Home Loan Bank stock dividends                                                       (48)               (44)
    Increases (decreases) in cash due to changes in
      Accrued interest receivable on loans                                                       (19)               (21)
      Accrued interest receivable on mortgage-backed securities,
        investment securities and interest-bearing deposits                                       61                 52
      Prepaid expenses and other assets                                                           (2)               100
      Accounts payable on mortgage loans serviced for others                                     128                641
      Other liabilities                                                                         (460)              (164)
      Increase in checks issued in excess of bank balance                                         -              (2,028)
      Federal income taxes
        Current                                                                                  381                 83
        Deferred                                                                                 (63)               (11)
                                                                                              ------             ------
          Net cash provided by (used in) operating activities                                    829               (574)

Cash flows provided by (used in) investing activities:
  Principal repayments on mortgage-backed securities                                           1,155                880
  Purchase of investment securities                                                           (2,000)                -
  Proceeds from maturities/calls of investment securities                                      1,000                 -
  Loan principal repayments                                                                   20,465             22,366
  Loan disbursements                                                                         (15,740)           (31,203)
  Purchase of office premises and equipment                                                      (30)              (143)
  Proceeds from sale of office premises                                                           30                 -
  Increase in cash surrender value of life insurance                                             (15)               (18)
                                                                                              ------             ------
         Net cash provided by (used in) investing activities                                   4,865             (8,118)
                                                                                              ------             ------

         Net cash provided by (used in) operating and investing
           activities (subtotal carried forward)                                               5,694             (8,692)
                                                                                              ------             ------


                          Glenway Financial Corporation

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                    For the three months ended September 30,
                                 (In thousands)

                                                                                                 1998              1997
         Net cash provided by (used in) operating and investing activities
           (subtotal brought forward)                                                          $5,694           $(8,692)

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposit accounts                                                  (1,304)            3,155
  Proceeds from borrowings                                                                      1,400            29,150
  Repayment of borrowings                                                                      (4,636)          (25,773)
  Advances by borrowers for taxes and insurance                                                   550               589
  Dividends paid on common stock                                                                 (253)             (228)
  Shares issued under stock option and benefit plans                                              172               117
                                                                                                -----            ------
         Net cash provided by (used in) financing activities                                   (4,071)            7,010
                                                                                                -----            ------

Net increase (decrease) in cash and cash equivalents                                            1,623            (1,682)

Cash and cash equivalents at beginning of period                                                3,200             3,890
                                                                                                -----            ------

Cash and cash equivalents at end of period                                                     $4,823           $ 2,208
                                                                                                =====            ======


Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
    Federal income taxes                                                                       $  150           $   404
                                                                                                =====            ======

    Interest on deposits and borrowings                                                        $3,327           $ 3,212
                                                                                                =====            ======

Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as available for
    sale, net of related tax effects                                                           $   (7)          $    10
                                                                                                =====            ======

  Recognition of mortgage servicing rights in accordance with
    SFAS No. 125                                                                               $   28           $    -
                                                                                                =====            ======

Supplemental disclosure of noncash financing activities:
  Issuance of treasury shares in exchange for outstanding shares related
    to exercise of stock options                                                               $   99           $    -
                                                                                                =====            ======



                          Glenway Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        For the three month periods ended
                           September 30, 1998 and 1997


1.  Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the Annual Report on Form 10-KSB of Glenway Financial Corporation (the "Corporation") for the fiscal year ended June 30, 1998. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three month period ended September 30, 1998, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.  Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Corporation, Centennial Savings Bank (the "Savings Bank") and its wholly-owned subsidiary, Centennial Savings and Loan Service Corporation. All significant intercompany items have been eliminated.

3.  Earnings Per Share

Basic earnings per share is computed based upon the weighted-average shares outstanding during the period, less shares in the Corporation's ESOP that are unallocated and not committed to be released. Weighted-average common shares totaled 2,293,210 and 2,270,594 for the three month periods ended September 30, 1998 and 1997, respectively.

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 2,348,692 and 2,320,554 for the three month periods ended September 30, 1998, and 1997, respectively.

                          Glenway Financial Corporation

                        For the three month periods ended
                           September 30, 1998 and 1997

4.  Effect of Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Management adopted SFAS No. 130 effective July 1, 1998, as required, without material effect on the Corporation's financial statements.

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

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS No. 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting.

                          Glenway Financial Corporation

                        For the three month periods ended
                           September 30, 1998 and 1997

4.  Effects of Recent Accounting Pronouncements (continued)

SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. On adoption, entities are permitted to transfer held-to-maturity debt securities to the available-for-sale or trading category without calling into question their intent to hold other debt securities to maturity in the future. SFAS No. 133 is not expected to have a material impact on the Corporation's financial statements.

                          Glenway Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Discussion of Financial Condition Changes from June 30, 1998 to September 30,
1998

The Corporation's total assets amounted to $299.6 million at September 30, 1998, a decrease of $3.8 million, or 1.2%, from the $303.3 million total at June 30, 1998. The decrease consisted primarily of an overall decline in loans receivable of $4.7 million, or 1.8%, while deposits and borrowings declined by $1.3 million and $3.2 million, respectively.

Cash and due from banks and interest-bearing deposits in other financial institutions increased by $1.6 million, or 50.7%, to a total of $4.8 million at September 30, 1998, compared to $3.2 million at June 30, 1998. Investment securities increased by $1.0 million as purchases of $2.0 million exceeded maturities/calls of $1.0 million during the quarter. Mortgage-backed securities and mortgage-backed securities available for sale decreased by $1.2 million, or 6.9%, as a result of principal repayments.

Loans receivable decreased by $4.7 million, or 1.8%, during the current three month period, as principal repayments of $20.5 million exceeded loan originations of $19.2 million. Additionally, during the three months ended September 30, 1998, the Bank sold $3.5 million of fixed rate 30 year mortgage loans in the secondary market. Due to consumer demand for long-term fixed rate products in the current interest rate environment, loans are evaluated and sold in the secondary market as part of the Bank's interest rate risk management strategy. The Corporation's allowance for loan losses amounted to $1.2 million at September 30, 1998, an increase of $43,000, or 3.7%, over the total at June 30, 1998. The allowance for loan losses represented .46% of the total loan portfolio at September 30, 1998, compared to .43% at June 30, 1998, and represented 124.6% of non-performing loans, which totaled $977,000 at September 30, 1998, compared to 119.6% of nonperforming loans, which totaled $982,000, at June 30, 1998.

Deposits decreased by $1.3 million, or .6%, to a total of $219.3 million at September 30, 1998. Total borrowings decreased by $3.2 million, or 6.4%, from June 30, 1998, to September 30, 1998. The Corporation repaid $4.6 million in borrowings with funds obtained from loan sales and mortgage-backed securities principal repayments.

Stockholders' equity increased by $618,000 during the current three month period, as period earnings of $706,000 and distributions of employee benefits and stock awards totaling $172,000 exceeded cash dividends paid totaling
$253,000, and a decline in unrealized gains on securities designated as available for sale of $7,000.

The Federal Deposit Insurance Corporation prescribes minimum regulatory capital ratio guidelines to which the Savings Bank is subject. At September 30, 1998, the Savings Bank's Tier 1 capital of $27.1 million, or 9.0% of adjusted total assets, exceeded the required Tier 1 leverage ratio of 5%, or $15.0 million, by $12.1 million. The Savings Bank's risk-based capital of $28.3 million, or 14.4% of total risk-weighted assets, exceeded the 8% risk-based capital requirement of $15.7 million by $12.6 million.

                          Glenway Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Months ended September 30, 1998 and 1997

General

Net earnings totaled $706,000 for the three months ended September 30, 1998, compared to $613,000, for the same period in 1997. The increase in net earnings is primarily attributable to an increase in net interest income of $56,000, an increase in other income of $62,000, and a decline in the provision for loan losses of $55,000, which were partially offset by a $41,000 increase in general, administrative and other expense and an increase in federal income taxes of $39,000.

Net Interest Income

Interest income on loans and mortgage-backed securities for the three months ended September 30, 1998, increased by $101,000, or 1.9%, over the same period in 1997. This increase resulted from growth of $16.8 million in the average loan portfolio balance outstanding year to year, which was partially offset by a decline in the weighted-average rate from 7.97% to 7.78%. Interest on investments and interest-bearing deposits increased by $43,000, or 26.2%, over the same period in 1997.

Interest expense on deposits decreased by $190,000, or 6.8%, for the three months ended September 30, 1998, compared to the comparable period in 1997, due primarily to an $8.2 million, or 3.6%, decrease in average deposit balances for the three month period year to year, which was partially offset by a 25 basis point decline in the average cost of funds to 4.68% in the 1998 period. Interest on borrowings increased by $278,000, or 65.7%, due to a $19.4 million, or 67.5%, increase in the average borrowings outstanding year to year.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $56,000, or 2.5%, to a total of $2.3 million for the three months ended September 30, 1998. The interest rate spread decreased to approximately 2.85% for the three months ended September 30, 1998, from 2.87% for the 1997 period, while the net interest margin decreased to approximately 3.13% in 1998, as compared to 3.24% in 1997.

Provision for Losses on Loans

The provision for losses on loans represents a charge to earnings to maintain the allowance for loan losses at a level management believes is adequate to absorb potential losses in the loan portfolio. The provision for losses on loans amounted to $45,000 for the three months ended September 30, 1998, as compared to $100,000 for the same period in 1997, a decrease of $55,000, or 55.0%.

Although management believes that it uses the best information available in providing for possible loan losses and believes that the allowance is adequate at September 30, 1998, future adjustments to the allowance could be necessary and net earnings could be affected if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations.

                          Glenway Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Months ended September 30, 1998 and 1997 (continued)

Other Income

Other income for the three months ended September 30, 1998, increased by $62,000, or 26.3%, primarily as a result of gains on sales of loans and office premises during the 1998 period. Other operating income for the three months ended September 30, 1998, increased by $12,000, or 6.1%, due to increases in service charges, loan fees and miscellaneous revenues.

General, Administrative and Other Expense

General, administrative and other expense increased by $41,000, or 2.9%, for the three months ended September 30, 1998, compared to the three months ended September 30, 1997, due primarily to a $100,000, or 12.7%, increase in employee compensation and benefits and an increase of $11,000, or 6.4%, in occupancy and equipment, which were partially offset by a decrease of $43,000, or 53.1%, in data processing, a $22,000, or 23.4%, decrease in franchise taxes and a $9,000 decrease in amortization of goodwill. Other expenses remained relatively unchanged.

The increase in employee compensation and benefits is due primarily to normal annual merit increases, an increase in staffing levels, and payments made to two officers of the Savings Bank who retired during the quarter ended September 30, 1998. In April 1998, the Bank began the process of converting to an in-house computer processing system which led to the reduction in data processing expense of $43,000.

Federal Income Taxes

The provision for federal income taxes totaled $365,000 for the three months ended September 30, 1998, an increase of $39,000, or 12.0%, over the $326,000 recorded in 1997. The increase resulted primarily from a $132,000, or 14.1%, increase in earnings before taxes over the 1997 period. The effective tax rates were 34.1% and 34.7% for the three months ended September 30, 1998 and 1997, respectively.


Year 2000 Compliance Matters

The Savings Bank's operations, like those of most financial institutions, depend almost entirely on computer systems. The Savings Bank has addressed the potential problems associated with the possibility that the computers which control or operate the Savings Bank's operating systems, facilities and infrastructure may not be programmed to read four-digit date codes and, upon arrival of the year 2000, may recognize the two-digit code "00" as the year 1900, causing systems to fail to function or to generate erroneous data.

                          Glenway Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Year 2000 Compliance Matters (continued)

Centennial Savings Bank has been working for the last several years to resolve the potential impact of Year 2000 on the ability of our computerized information system to accurately process information that may be date sensitive. It may also affect the operations of third parties with which the Bank does business, including the vendors, suppliers, utility companies, and customers. The Bank's Year 2000 compliance plan has five phases. These phases are (1) project management and awareness, (2) assessment, (3) validation and testing, (4) renovation and implementation and (5) development of a contingency plan. The Bank has substantially completed phases one through three, although appropriate follow-up activities continue to occur, and the Bank is proceeding with additional testing and implementation phases of the Y2K Plan.

     Project Management and Awareness

     The Bank has assigned primary responsibility for Year 2000 project management to its Chief Operations Officer. Several projects have been designed to promote awareness of Year 2000 issues throughout the Bank and our customer base. These procedures include mailing information brochures to deposit and loan customers, providing training for staff, and responding to customer, vendor and shareholder inquiries, and providing Year 2000 information and progress updates on the Corporation's web site.

     Assessment

     Assessment is the process of identifying all mission critical applications that could potentially be impacted by the Year 2000. The Bank's assessment phase is complete. The scope of this examination included core-processing applications for loans and deposits, telecommunications systems, vendor supplied software, PC hardware and firmware, and other software and hardware used in daily operations.

     The Bank's operations are dependent upon vendors of both computer hardware and computer software for most applications. The Bank has identified and contacted those vendors to receive Year 2000 compliance assurance from its primary mission critical vendors, and is continuing to monitor the progress/status of each.

     The Bank's main core processing application (loans and deposits) is processed on Data Communications, Inc. in-house client server software. The Bank converted to DCI in 1998. All screens and reports show 4-digit fields, and DCI is testing internal programming codes to ensure Y2K compliance.

                          Glenway Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Year 2000 Compliance Matters (continued)

     Validation and Testing

     The Bank is participating with DCI in testing for Y2K compliance. Validation and testing are to be substantially complete by December 31, 1998. The Bank staff will monitor DCI testing and certification progress by review of DCI Y2K update documentation, which is provided to all DCI users, and via contact with designated DCI Y2K project and executive staff.

     Renovation and Implementation

     This phase involves obtaining and implementing renovated software applications provided by our vendors. As these applications are received and implemented, the Bank will test them for Year 2000 compliance as noted above. This phase also involves upgrading and replacing software and hardware where appropriate and will continue throughout 1998 and should be substantially complete by the end of March 1999.

     The Company's anticipated direct expenses are less than $20,000, primarily for upgrades to existing user PC's. Additional expense could be incurred if PC's, ATM's, and phone systems require further modifications. This expense would be capitalized and depreciated over differing periods resulting in an immaterial affect to the Corporation.

     Contingency Plan

     Alternatives if renovation is unsuccessful with the DCI core processing system include:

1. If Y2K testing by DCI and the Bank has indicated critical date issues have been validated, leaving only minor Y2K issues, the Bank will continue working with DCI to correct the remaining minor problems.
         Minor issues are defined as date issues which do not affect system calculations, daily operations, or any other critical processes as identified on a case-by-case basis.

2. In the unlikely event that Y2K remediation cannot be timely completed by DCI for critical date issues, the Bank will convert all necessary applications to a vendor which has been proven to be Y2K compliant.











                                       15
1.

                          Glenway Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Year 2000 Compliance Matters (continued)

     Contingency Plan (continued)

     Contingency planning will include assessment of account off-line procedures, staffing requirements, security, cash needs, etc. The plan will consider the resources needed and available to resume normal operations following a disaster.

     The Bank and DCI are on schedule to meet Y2K project dates set forth by the FFIEC for remediation testing and contingency planning. Bank management believes that all systems and hardware will be Year 2000 ready by March 31, 1999. There are unknown elements outside of management's control or ability to test, such as power, water, telephone failure, which could affect operations.

                          Glenway Financial Corporation

                                     PART II


ITEM 1.  Legal Proceedings

          Not applicable


ITEM 2.  Changes in Securities and Use of Proceeds

          Not applicable


ITEM 3.  Defaults Upon Senior Securities

          Not applicable


ITEM 4.  Submission of Matters to a Vote of Security Holders

          On  October  28,  1998,  the  Corporation's   Annual  Meeting  of  the
          Stockholders was held. Each of three directors were re-elected for terms expiring in 2001 by the following votes:

          Edgar A. Rust               For:  1,283,670          Withheld:  83,721
          John P. Torbeck             For:  1,283,670          Withheld:  83,721
          Milton L Van Schoik         For:  1,283,670          Withheld:  83,721

          The following vote was cast on the ratification of the selection of Grant Thornton LLP as the independent auditors of the Company for the fiscal year ending June 30, 1999.

          For:  1,285,432         Against:  80,695               Abstain:  1,264

ITEM 5.  Other Information

          Not applicable

ITEM 6.  Exhibits and Reports on Form 8-K

         Reports on Form 8-K:             None.

         Exhibits:

         27.1: Financial data schedule for the three months ended September 30, 1998.

         27.2: Restated financial data schedule for the three months ended September 30, 1997.

                          Glenway Financial Corporation

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:   November 12, 1998               By:  /s/Robert R. Sudbrook
      -------------------------              --------------------------------
                                               Robert R. Sudbrook
                                               President




Date:   November 12, 1998               By:  /s/Gregory P. Niesen
      -------------------------              --------------------------------
                                               Gregory P. Niesen
                                               Chief Financial Officer