Form 10-K/A
period 1998-06-30
GLENWAY FINANCIAL CORP
filed 1999-02-16
CIK 861997

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended June 30, 1998

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from______________to___________________

                         Commission File Number: 0-18664

                          GLENWAY FINANCIAL CORPORATION
                 (Name of small business issuer in its charter)

              Delaware                                        31-1297820
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                       Identification Number)

   5535 Glenway Avenue, Cincinnati, Ohio                        45238
(Address of principal executive offices)                      (Zip Code)

                    Issuer's telephone number: (513) 922-5959

      Securities registered pursuant to Section 12(b) of the Exchange Act:

      None                               Common Stock, par value $.01 per share
(Name of each exchange                               (Title of Class)
 on which registered)

           Securities registered pursuant to Section 12(g) of the Act:

                                      None

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

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part II of Form 10-KSB - Annual Report to Stockholders for the fiscal year ended June 30, 1998. Part III of Form 10-KSB - Proxy Statement for 1998 Annual Meeting of Stockholders.
         Transitional Small Business Disclosure Format:  Yes __  No  X

                                     PART IV

Item 13.  Exhibits and Reports on Form 8-K

(a)      Exhibits

              13             Report of Grant Thornton LLP



                                   SIGNATURES

                  Pursuant  to  the   requirements   of  Section  15(d)  of  the
     Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GLENWAY FINANCIAL CORPORATION



                                        By: /s/Robert R. Sudbrook
                                             Robert R. Sudbrook, President and
                                             Chief Executive Office (Duly
                                             Authorized Representative)

                                INDEX TO EXHIBITS



Exhibit Number                         Description

13                                     Report of Grant Thornton LLP