Form 10QSB
period 1998-12-31
GLENWAY FINANCIAL CORP
filed 1999-02-16
CIK 861997

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            December 31, 1998
                               -----------------------------------------

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

Yes   X                                                   No

As of February 9, 1999, the latest practicable date, 2,337,733 shares of the registrant's common stock, $.01 par value, were issued and outstanding.










                               Page 1 of 19 pages

                          Glenway Financial Corporation

                                      INDEX

                                                                         Page

PART I  - FINANCIAL INFORMATION

          Consolidated Statements of Financial
          Condition                                                          3

          Consolidated Statements of Earnings                                4

          Consolidated Statements of Comprehensive Income                    5

          Consolidated Statements of Cash Flows                              6

          Notes to Consolidated Financial Statements                         8

          Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                                        11


PART II - OTHER INFORMATION                                                 18

SIGNATURES                                                                  19


                          Glenway Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)


                                                                                       December 31,            June 30,
ASSETS                                                                                        1998                1998
Cash and due from banks                                                                    $  1,487            $  1,436
Interest-bearing deposits in other financial institutions                                     4,992               1,764
                                                                                            -------             -------
          Cash and cash equivalents                                                           6,479               3,200

Investment securities held to maturity - at amortized cost, approximate market value of $7,192
  and $8,120 at December 31, 1998 and June 30, 1998, respectively                             7,079               8,069
Mortgage-backed securities held to maturity - at cost, approximate market
  value of $8,472 and $11,158 at December 31, 1998 and June 30, 1998, respectively            8,552              11,304
Mortgage-backed securities available for sale - at market                                     4,227               5,570
Loans receivable - net                                                                      256,607             262,327
Office premises and equipment - at depreciated cost                                           5,690               5,805
Federal Home Loan Bank stock - at cost                                                        2,712               2,617
Accrued interest receivable on loans                                                          1,475               1,548
Accrued interest receivable on mortgage-backed securities, investments and
  interest-bearing deposits                                                                     198                 230
Cash surrender value of life insurance                                                        1,683               1,652
Prepaid expenses and other assets                                                               590                 412
Prepaid federal income taxes                                                                     -                  372
Goodwill and other intangible assets - net of amortization                                      175                 226
                                                                                            -------             -------

          Total assets                                                                     $295,467            $303,332
                                                                                            =======             =======

          LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                   $217,036            $220,639
Advances from the Federal Home Loan Bank                                                     44,017              50,435
Advances by borrowers for taxes and insurance                                                 1,166                 186
Accounts payable on mortgage loans serviced for others                                          734                 600
Accrued interest payable                                                                        127                 108
Other liabilities                                                                             1,110               1,486
Accrued federal income taxes                                                                     22                  -
Deferred federal income taxes                                                                   573                 657
                                                                                            -------             -------
          Total liabilities                                                                 264,785             274,111

Stockholders' equity
  Serial preferred stock (500,000 shares of $.01 par value authorized; no
    shares issued)                                                                               -                   -
  Common stock - authorized, 3,000,000 shares of $.01 par value; 2,374,738
    shares issued                                                                                24                  24
  Additional paid-in capital                                                                 13,481              13,359
  Retained earnings - substantially restricted                                               17,780              16,806
  Shares acquired by employee benefit plans                                                     (80)               (107)
  Treasury stock - 54,295 and 91,244 shares at December 31, 1998 and
    June 30, 1998, respectively - at cost                                                      (547)               (929)
  Unrealized gains on securities designated as available for sale,
    net of related tax effects                                                                   24                  68
                                                                                            -------             -------
          Total stockholders' equity                                                         30,682              29,221
                                                                                            -------             -------

          Total liabilities and stockholders' equity                                       $295,467            $303,332
                                                                                            =======             =======


                          Glenway Financial Corporation

                       CONSOLIDATED STATEMENTS OF EARNINGS

                        (In thousands, except share data)


                                                                      For the six months            For the three months
                                                                       ended December 31,             ended December 31,
                                                                       1998         1997              1998         1997
Interest income
  Loans                                                             $10,244      $10,073            $5,101       $5,147
  Mortgage-backed securities                                            476          718               220          346
  Investment securities                                                 251          242               125          134
  Interest-bearing deposits and other                                   193          106               112           50
                                                                     ------       ------             -----        -----
         Total interest income                                       11,164       11,139             5,558        5,677

Interest expense
  Deposits                                                            5,148        5,618             2,537        2,817
  Borrowings                                                          1,370          990               669          567
                                                                     ------       ------             -----        -----
         Total interest expense                                       6,518        6,608             3,206        3,384
                                                                     ------       ------             -----        -----

         Net interest income                                          4,646        4,531             2,352        2,293

Provision for losses on loans                                            90          163                45           63
                                                                     ------       ------             -----        -----

         Net interest income after provision
           for losses on loans                                        4,556        4,368             2,307        2,230

Other income
  Gain on sale of mortgage loans                                         84           -                 36           -
  Gain on sale of office premises and equipment                           7           -                 -            -
  Loan servicing fees                                                    65           76                31           37
  Other operating                                                       429          399               220          202
                                                                     ------       ------             -----        -----
         Total other income                                             585          475               287          239

General, administrative and other expense
  Employee compensation and benefits                                  1,714        1,600               825          811
  Occupancy and equipment                                               373          334               191          163
  Federal deposit insurance premiums                                     74           71                38           35
  Franchise taxes                                                       143          185                71           91
  Data processing                                                        78          156                40           75
  Amortization of goodwill and other intangible assets                   51           71                25           36
  Other operating                                                       463          485               230          256
                                                                     ------       ------             -----        -----
         Total general, administrative and other expense              2,896        2,902             1,420        1,467
                                                                     ------       ------             -----        -----

         Earnings before income taxes                                 2,245        1,941             1,174        1,002

Federal income taxes
  Current                                                               836          763               408          426
  Deferred                                                              (70)         (86)               (7)         (75)
                                                                     ------       ------             -----        -----
         Total federal income taxes                                     766          677               401          351
                                                                     ------       ------             -----        -----

         NET EARNINGS                                               $ 1,479      $ 1,264            $  773       $  651
                                                                     ======       ======             =====        =====

         EARNINGS PER SHARE
           Basic                                                       $.65         $.56              $.34         $.29
                                                                        ===          ===               ===          ===

           Diluted                                                     $.63         $.54              $.33         $.28
                                                                        ===          ===               ===          ===


                          Glenway Financial Corporation

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)


                                                              For the six months           For the three months
                                                               ended December 31,            ended December 31,
                                                            1998            1997           1998           1997
Net earnings                                              $1,479          $1,264           $773           $651

Other comprehensive income, net of tax:
  Unrealized holding gains (losses) on securities
    during the period                                        (44)             63            (37)             6
                                                           -----           -----            ---            ---

Comprehensive income                                      $1,435          $1,327           $736           $657
                                                           =====           =====            ===            ===





                          Glenway Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      For the six months ended December 31,
                                 (In thousands)

                                                                                    1998              1997
Cash flows provided by (used in) operating activities:
  Net earnings for the period                                                    $ 1,479           $ 1,264
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Depreciation of fixed assets                                                     208               171
    Provision for losses on loans                                                     90               163
    Gain on sale of loans                                                            (16)               -
    Loans disbursed for sale in the secondary market                              (6,984)               -
    Proceeds from sale of loans                                                    7,000                -
    Amortization of deferred loan origination fees/costs                             (27)              (48)
    Amortization of goodwill and other intangible assets                              51                71
    Amortization of premiums and discounts on loans, investments
      and mortgage-backed securities - net                                           (21)               17
    Gain on sale of office premises                                                   (7)               -
    Amortization of expense related to employee benefit plans                         83               142
    Federal Home Loan Bank stock dividends                                           (95)              (88)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                            73                 8
      Accrued interest receivable on mortgage-backed securities,
        investment securities and interest-bearing deposits                           32                (1)
      Prepaid expenses and other assets                                             (178)               84
      Accounts payable on mortgage loans serviced for others                         134               684
      Other liabilities                                                             (357)               45
      Decrease in checks issued in excess of bank balance                             -             (2,422)
      Federal income taxes
        Current                                                                      394              (201)
        Deferred                                                                     (70)              (86)
                                                                                  ------            ------
         Net cash provided by (used in) operating activities                       1,789              (197)

Cash flows provided by (used in) investing activities:
  Principal repayments on mortgage-backed securities                               4,030             2,190
  Purchase of investment securities                                               (2,000)           (2,008)
  Proceeds from maturities/calls of investment securities                          3,000               500
  Loan principal repayments                                                       44,843            32,184
  Loan disbursements                                                             (39,168)          (49,508)
  Purchase of office premises and equipment                                         (116)             (318)
  Proceeds from sale of office premises                                               30                -
  Increase in cash surrender value of life insurance                                 (31)              (36)
                                                                                  ------            ------
         Net cash provided by (used in) investing activities                      10,588           (16,996)
                                                                                  ------            ------

         Net cash provided by (used in) operating and investing
           activities (balance carried forward)                                   12,377           (17,193)
                                                                                  ------            ------




                          Glenway Financial Corporation

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                      For the six months ended December 31,
                                 (In thousands)

                                                                                    1998              1997
         Net cash provided by (used in) operating and investing
           activities (balance brought forward)                                  $12,377          $(17,193)

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposit accounts                                     (3,603)            1,897
  Proceeds from borrowings                                                         1,400            51,150
  Repayments of borrowings                                                        (7,818)          (35,878)
  Repayment of ESOP loan                                                              -                (65)
  Advances by borrowers for taxes and insurance                                      980             1,201
  Dividends paid on common stock                                                    (505)             (457)
  Shares issued under stock option and benefit plans                                 448                56
                                                                                  ------           -------
         Net cash provided by (used in) financing activities                      (9,098)           17,904
                                                                                  ------           -------

Net increase in cash and cash equivalents                                          3,279               711

Cash and cash equivalents at beginning of period                                   3,200             3,890
                                                                                  ------           -------

Cash and cash equivalents at end of period                                       $ 6,479          $  4,601
                                                                                  ======           =======


Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
    Federal income taxes                                                         $   300          $    671
                                                                                  ======           =======

    Interest on deposits and borrowings                                          $ 6,499          $  6,561
                                                                                  ======           =======

Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as available for
    sale, net of related tax effects                                             $   (44)         $     63
                                                                                  ======           =======

  Recognition of mortgage servicing rights in accordance with
    SFAS No. 125                                                                 $    68          $     -
                                                                                  ======           =======

Supplemental disclosure of noncash financing activities:
  Issuance of treasury shares in exchange for outstanding shares related
    to exercise of stock options                                                 $   361          $     16
                                                                                  ======           =======


                          Glenway Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    For the six and three month periods ended
                           December 31, 1998 and 1997


1.  Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the Annual Report on Form 10-KSB of Glenway Financial Corporation (the "Corporation") for the fiscal year ended June 30, 1998. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the six and three month periods ended December 31, 1998, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.  Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Corporation, Centennial Savings Bank (the "Savings Bank") and its wholly-owned subsidiary, Centennial Savings and Loan Service Corporation. All significant intercompany items have been eliminated.

3.  Earnings Per Share

Basic earnings per share is computed based upon the weighted-average shares outstanding during the period, less shares in the Corporation's ESOP that are unallocated and not committed to be released. Weighted-average common shares totaled 2,292,916 and 2,302,810 for the six and three month periods ended
December 31, 1998 and 2,271,091 and 2,280,999 for the six and three month periods ended December 31, 1997.

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 2,329,647 and 2,336,520 for the six and three month periods ended December 31, 1998 and 2,331,077 and 2,331,585 for the six and three month periods ended December 31, 1997. Incremental shares related to the assumed exercise of stock options included in the calculation of diluted earnings per share totaled 36,731 and 33,710 for the six and three months ended December 31, 1998 and 1997, and 59,986 and 50,586 for the six and three months ended December 31, 1997, respectively.

                          Glenway Financial Corporation

                    For the six and three month periods ended
                           December 31, 1998 and 1997

4.  Effect of Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

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

                          Glenway Financial Corporation

                    For the six and three month periods ended
                           December 31, 1998 and 1997

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

                          Glenway Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Discussion of Financial Condition Changes from June 30, 1998 to December 31,
1998

The Corporation's total assets amounted to $295.5 million at December 31, 1998, a decrease of $7.9 million, or 2.6%, from the $303.3 million total at June 30, 1998. The decrease consisted primarily of an overall decline in loans receivable of $5.7 million while deposits and borrowings declined by $3.6 million and $6.4 million, respectively.

Cash and due from banks and interest-bearing deposits in other financial institutions increased by $3.3 million, or 102.5%, to a total of $6.5 million at December 31, 1998, compared to $3.2 million at June 30, 1998. Investment securities decreased by $990,000 as calls/maturities of $3.0 million exceeded purchases of $2.0 million during the period. Mortgage-backed securities and mortgage-backed securities available for sale decreased by $4.1 million, or 24.3%, as a result of principal repayments.

Loans receivable decreased by $5.7 million, or 2.2%, during the current six month period, as principal repayments of $44.8 million, coupled with sales of $7.0 million exceeded loan originations of $46.2 million. During the six months ended December 31, 1998, the Savings Bank sold $7.0 million of fixed rate 30 year mortgage loans in the secondary market. Due to consumer demand for long-term fixed rate products in the current interest rate environment, loans are evaluated and sold in the secondary market as part of the Savings Bank's interest rate risk management strategy.

The Savings Bank's allowance for loan losses amounted to $1.3 million at December 31, 1998, an increase of $83,000, or 7.1%, over the total at June 30, 1998. The allowance for loan losses represented .48% of the total loan portfolio at December 31, 1998, compared to .43% at June 30, 1998, and represented 128.7% of non-performing loans, which totaled $977,000 at December 31, 1998, compared to 119.6% of nonperforming loans, which totaled $982,000, at June 30, 1998.

Deposits decreased by $3.6 million, or 1.6%, to a total of $217.0 million at December 31, 1998. During the current period management has maintained its strategy of not offering or matching the highest interest rates on deposits in its marketplace. As a result, certain maturing certificates have not been renewed. Total borrowings decreased by $6.4 million, or 12.7%, from June 30, 1998, to December 31, 1998. The Corporation repaid $7.8 million in borrowings with funds obtained from loan sales and mortgage-backed securities principal repayments.

Stockholders' equity increased by $1.5 million during the current six month period, as period earnings of $1.5 million and the effects of distributions of employee benefits and stock awards totaling $531,000 exceeded cash dividends paid totaling $505,000 and a decline in unrealized gains on securities designated as available for sale of $44,000.

The Federal Deposit Insurance Corporation prescribes minimum regulatory capital ratio guidelines to which the Savings Bank is subject. At December 31, 1998, the Savings Bank's Tier 1 capital of $27.5 million, or 9.3% of adjusted total assets, exceeded the required Tier 1 leverage ratio of 5%, or $14.8 million, by $12.7 million. The Savings Bank's risk-based capital of $28.8 million, or 15.3% of total risk-weighted assets, exceeded the 8% risk-based capital requirement of $15.1 million by $13.7 million.

                          Glenway Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six Months ended December 31, 1998 and 1997

General

Net earnings totaled $1.5 million for the six months ended December 31, 1998, compared to $1.3 million for the same period in 1997 an increase of $215,000, or 17.0%. The increase in net earnings is primarily attributable to an increase in net interest income of $115,000, an increase in other income of $110,000, a decline in the provision for loan losses of $73,000, and a decline in general, administrative and other expense of $6,000, which were partially offset by an increase in federal income taxes of $89,000.

Net Interest Income

Interest income on loans for the six months ended December 31, 1998, increased by $171,000, or 1.7%, over the same period in 1997. This increase resulted from growth of $10.7 million in the average loan portfolio balance outstanding year to year, which was partially offset by a decline in the weighted-average rate from 8.10% to 7.90%. For the six months ended December 31, 1998, interest on mortgage-backed securities declined by $242,000, of 33.7%, from the same period in 1997, due to a decline in both the average balance outstanding year to year and the weighted-average rate of $6.9 million and 25 basis points, respectively. Interest on investments and interest-bearing deposits increased by $96,000, or 27.6%, over the same period in 1997.

Interest expense on deposits decreased by $470,000, or 8.4%, for the six months ended December 31, 1998, compared to the comparable period in 1997, due primarily to a $9.9 million, or 4.3%, decrease in average deposit balances for the six month period year to year, and a 21 basis point decline in the average cost of funds, to 4.68% in the 1998 period. Interest on borrowings increased by $380,000, or 38.4%, due to a $13.5 million, or 40.5%, increase in the average balance of borrowings outstanding year to year.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $115,000, or 2.5%, to a total of $4.6 million for the six months ended December 31, 1998. The interest rate spread decreased to approximately 2.84% for the six months ended December 31, 1998, from 2.88% for the 1997 period, while the net interest margin decreased to approximately 3.19% in 1998, as compared to 3.22% in 1997.

Provision for Losses on Loans

The provision for losses on loans represents a charge to earnings to maintain the allowance for loan losses at a level management believes is adequate to absorb potential losses in the loan portfolio. The provision for losses on loans amounted to $90,000 for the six months ended December 31, 1998, as compared to $163,000 for the same period in 1997, a decrease of $73,000, or 44.8%. The current period provision reflects continuing growth in the commercial loan portfolio, which totaled $7.0 million at December 31, 1998, and a stable level of nonperforming loans over the period.

                          Glenway Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six Months ended December 31, 1998 and 1997 (continued)

Provision for Losses on Loans (continued)

Although management believes that it uses the best information available in providing for possible loan losses and believes that the allowance is adequate at December 31, 1998, future adjustments to the allowance could be necessary and net earnings could be affected if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations.

Other Income

Other income for the six months ended December 31, 1998, increased by $110,000, or 23.2%, primarily as a result of a gain on sales of loans totaling $84,000 and a gain on sale of office premises of $7,000 during the 1998 period. Other operating income for the six months ended December 31, 1998, increased by $30,000, or 7.5%, due to increases in service charges, loan fees and miscellaneous revenues.

General, Administrative and Other Expense

General, administrative and other expense decreased by $6,000, or .2%, for the six months ended December 31, 1998, compared to the six months ended December 31, 1997, due primarily to a decrease of $78,000, or 50.0%, in data processing, a $42,000, or 22.7%, decrease in franchise taxes, a $20,000 decrease in amortization of goodwill and a decrease in other operating expenses of $22,000, or 4.5%. These decreases were partially offset by a $114,000, or 7.1%, increase in employee compensation and benefits and an increase of $39,000, or 11.7%, in occupancy and equipment.

The increase in employee compensation and benefits is due primarily to normal annual merit increases, an increase in staffing levels, and payments made to two officers of the Savings Bank who retired during the quarter ended December 31, 1998. In April 1998, the Bank began the process of converting to an in-house computer processing system which led to the reduction in data processing expense. The increase in occupancy and equipment was due primarily to increased depreciation expense on the new in-house computer equipment.

Federal Income Taxes

The provision for federal income taxes totaled $766,000 for the six months ended December 31, 1998, an increase of $89,000, or 13.1%, over the $677,000 recorded in the 1997 period. The increase resulted primarily from a $304,000, or 15.7%, increase in earnings before taxes over the 1997 period. The effective tax rates were 34.1% and 34.9% for the six months ended December 31, 1998 and 1997, respectively.

                          Glenway Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Months ended December 31, 1998 and 1997

General

Net earnings totaled $773,000 for the three months ended December 31, 1998, compared to $651,000, for the same period in 1997, an increase of $122,000, or 18.7%. The increase in net earnings is primarily attributable to an increase in net interest income of $59,000, an increase in other income of $48,000, a decline in general, administrative and other expense of $47,000, and a decline in the provision for loan losses of $18,000, which were partially offset by an increase in federal income taxes of $50,000.

Net Interest Income

Interest income on loans for the three months ended December 31, 1998, decreased by $46,000, or .9%, from the same period in 1997. The decrease resulted from a 33 basis point decline in weighted-average rate from year to year, which was partially offset by a $1.0 million increase in the average loan portfolio balance outstanding from period to period. For the three months ended December 31, 1998, interest on mortgage-backed securities declined by $126,000, or 36.4%, over the same three month period in 1997, due to a $10.4 million decline in the average-balance outstanding year to year, coupled with a 31 basis point decrease in the weighted-average rate. Interest on investments and interest-bearing deposits increased by $53,000, or 28.8%, during the three month period ended December 31, 1998, compared to the 1997 quarter.

Interest expense on deposits decreased by $280,000, or 9.9%, for the three months ended December 31, 1998, compared to the comparable period in 1997, due primarily to a $12.3 million, or 5.3%, decrease in average deposit balances for the three month period year to year, which was partially offset by a 27 basis point decline in the average cost of funds to 4.49% in the 1998 period. Interest on borrowings increased by $102,000, or 18.0%, due to a $5.4 million, or 13.5%, increase in the average balance of borrowings outstanding year to year.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $59,000, or 2.6%, to a total of $2.4 million for the three months ended December 31, 1998. The interest rate spread decreased to approximately 2.77% for the three months ended December 31, 1998, from 2.84% for the 1997 period, while the net interest margin decreased to approximately 3.19% in 1998, as compared to 3.22% in 1997.

Provision for Losses on Loans

The provision for losses on loans represents a charge to earnings to maintain the allowance for loan losses at a level management believes is adequate to absorb potential losses in the loan portfolio. The provision for losses on loans amounted to $45,000 for the three months ended December 31, 1998, as compared to $63,000 for the same period in 1997, a decrease of $18,000, or 28.6%.

                          Glenway Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Months ended December 31, 1998 and 1997 (continued)

Provision for Losses on Loans (continued)

Although management believes that it uses the best information available in providing for possible loan losses and believes that the allowance is adequate at December 31, 1998, future adjustments to the allowance could be necessary and net earnings could be affected if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations.

Other Income

Other income for the three months ended December 31, 1998, increased by $48,000, or 20.1%, primarily as a result of a $36,000 gain on sales of loans during the 1998 period. Other operating income for the three months ended December 31, 1998, increased by $18,000, or 8.9%, due to increases in service charges, loan fees and miscellaneous revenues.

General, Administrative and Other Expense

General, administrative and other expense decreased by $47,000, or 3.2%, for the three months ended December 31, 1998, compared to the three months ended
December 31, 1997, due primarily to a $35,000, or 46.7%, decrease in data processing expense, a decrease of $26,000, or 10.2%, in other operating expense, a decline of $20,000, or 22.0%, in franchise taxes, and a decrease of $11,000 in amortization of goodwill. These decreases were partially offset by an increase of $28,000, or 17.2%, in occupancy and equipment, a $14,000, or 1.7%, increase in employee compensation and benefits and a $3,000 increase in FDIC insurance premiums.

The increase in employee compensation and benefits is due primarily to normal annual merit increases and an increase in staffing levels. In April 1998, the Bank began the process of converting to an in-house computer processing system which led to the reduction in data processing expense, which was partially offset by an increase in depreciation expense year to year.

Federal Income Taxes

The provision for federal income taxes totaled $401,000 for the three months ended December 31, 1998, an increase of $50,000, or 14.2%, over the $351,000 recorded in the 1997 quarter. The increase resulted primarily from a $172,000, or 17.2%, increase in earnings before taxes over the 1997 period. The effective tax rates were 34.2% and 35.0% for the three months ended December 31, 1998 and 1997, respectively.

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

Centennial Savings Bank has been working for the last several years to resolve the potential impact of Year 2000 on the ability of our computerized information system to accurately process information that may be date sensitive. It may also affect the operations of third parties with which the Savings Bank does business, including the vendors, suppliers, utility companies, and customers. The Savings Bank's Year 2000 compliance plan has five phases. These phases are
(1) project management and awareness, (2) assessment, (3) renovation and implementation, (4) validation and testing, and (5) development of a contingency plan. The Savings Bank has substantially completed phases one through four with respect to the core application systems related to deposit and loan processing, although appropriate follow-up activities continue to occur. The Savings Bank is proceeding with additional testing of ancillary processes, including system interfaces, and implementation phases of the Y2K Plan.

     Project Management and Awareness

     The Savings Bank has assigned primary responsibility for Year 2000 project management to its Chief Operations Officer. Several projects have been designed to promote awareness of Year 2000 issues throughout the Savings Bank and our customer base. These procedures include mailing information brochures to deposit and loan customers, providing training for staff, and responding to customer, vendor and shareholder inquiries.

     Assessment

     Assessment is the process of identifying all mission critical applications that could potentially be impacted by the Year 2000. The Savings Bank's assessment phase is complete. The scope of this examination included core-processing applications for loans and deposits, telecommunications systems, vendor supplied software, PC hardware and firmware, and other software and hardware used in daily operations.

     The Savings Bank's operations are dependent upon vendors of both computer hardware and computer software for most applications. The Savings Bank has identified and contacted those vendors to receive Year 2000 compliance assurance from its primary mission critical vendors, and is continuing to monitor the progress/status of each.

     The Savings Bank's main core processing application (loans and deposits) is processed on Data Communications, Inc. in-house client server software. The Savings Bank converted to DCI in 1998. All screens and reports show 4-digit fields, and DCI has tested internal programming codes to ensure Y2K compliance.

                          Glenway Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Year 2000 Compliance Matters (continued)

     Validation and Testing

     The Savings Bank has participated with DCI in testing for Y2K compliance. Validation and testing was completed by December 31, 1998. The Savings Bank staff monitored DCI testing and certification progress by review of DCI Y2K update documentation, which has been provided to all DCI users, and via contact with designated DCI Y2K project and executive staff. Internal testing by Centennial staff was completed using actual databases which were future-dated to validate Federal Financial Institutions Examinations Council ("FFIEC") Y2K test dates recommended. No system errors were found.

     Renovation and Implementation

     This phase involves obtaining and implementing renovated software applications provided by our vendors. As these applications are received and implemented, the Savings Bank will test them for Year 2000 compliance as noted above. This phase also involves upgrading and replacing software and hardware where appropriate and will continue throughout 1998 and should be substantially complete by the end of March 1999.

     The Savings Bank's anticipated direct expenses are less than $20,000, primarily for upgrades to existing user PC's. Additional expense could be incurred if PC's, ATM's, and phone systems require further modifications. This expense would be capitalized and depreciated over differing periods resulting in an immaterial affect to the Corporation's financial statements.

     Contingency Plan

     Alternatives if renovation is unsuccessful with the DCI core processing system include:


     In the unlikely event that Y2K remediation cannot be timely completed by DCI for critical date issues, the Savings Bank will convert all necessary applications to a vendor which has been proven to be Y2K compliant.

     Contingency planning will include assessment of account off-line procedures, staffing requirements, security, cash needs, etc. The plan will consider the resources needed and available to resume normal operations following a disaster.

     The Savings Bank and DCI are on schedule to meet Y2K project dates set forth by the FFIEC for remediation testing and contingency planning. Bank management believes that all mission critical systems and hardware will be Year 2000 ready by March 31, 1999. Contingency plans will be made for elements outside of management's control or ability to test, such as power, water or telephone failure, which could affect operations.




                                       17
1.

                          Glenway Financial Corporation

                                     PART II


ITEM 1.  Legal Proceedings

         Not applicable


ITEM 2.  Changes in Securities and Use of Proceeds

         Not applicable


ITEM 3.  Defaults Upon Senior Securities

         Not applicable


ITEM 4.  Submission of Matters to a Vote of Security Holders

         None.

ITEM 5.  Other Information

         Not applicable

ITEM 6.  Exhibits and Reports on Form 8-K

         Reports on Form 8-K:               None.

         Exhibit 27: Financial data schedule for the six months ended December 31, 1998.

                          Glenway Financial Corporation

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:    February 12, 1999             By:  /s/Robert R. Sudbrook
      -----------------------               ----------------------------
                                              Robert R. Sudbrook
                                              President




Date:    February 12, 1999             By:  /s/Gregory P. Niesen
      -----------------------               ----------------------------
                                              Gregory P. Niesen
                                              Chief Financial Officer