Form 10-K/A
period 1998-06-30
GLENWAY FINANCIAL CORP
filed 1999-03-01
CIK 861997

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Glenway Financial Corporation

We have audited the accompanying consolidated statements of financial condition of Glenway Financial Corporation as of June 30, 1998 and 1997, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years ended June 30, 1998, 1997 and 1996. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Glenway Financial Corporation as of June 30, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years ended June 30, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.



/s/GRANT THORNTON LLP


Cincinnati, Ohio
August 31, 1998


                          Glenway Financial Corporation
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                    June 30,
                        (In thousands, except share data)

          ASSETS                                                                                    1998           1997
Cash and due from banks                                                                         $  1,436       $  3,890
Federal funds sold                                                                                 1,764             -
                                                                                                 -------        -------
          Cash and cash equivalents                                                                3,200          3,890

Investment securities - at amortized cost, approximate market
  value of $8,120 and $7,035 at June 30, 1998 and 1997                                             8,069          7,042
Mortgage-backed securities - at amortized cost, approximate market
  value of $11,158 and $12,946 at June 30, 1998 and 1997                                          11,304         13,281
Mortgage-backed securities available for sale - at market                                          5,570          9,920
Loans receivable - net                                                                           262,327        239,648
Office premises and equipment - at depreciated cost                                                5,805          7,043
Real estate acquired through foreclosure                                                              -              44
Federal Home Loan Bank stock - at cost                                                             2,617          2,382
Accrued interest receivable on loans                                                               1,548          1,214
Accrued interest receivable on mortgage-backed securities, investments
  and interest-bearing deposits                                                                      230            267
Cash surrender value of life insurance                                                             1,652          1,585
Prepaid expenses and other assets                                                                    412            404
Prepaid federal income taxes                                                                         372             -
Goodwill - net of amortization                                                                       226            368
                                                                                                 -------        -------

          Total assets                                                                          $303,332       $287,088
                                                                                                 =======        =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                        $220,639       $226,853
Advances from the Federal Home Loan Bank                                                          50,435         28,114
Loan to Employee Stock Ownership Plan                                                                 -              65
Checks issued in excess of bank balance                                                               -           2,422
Advances by borrowers for taxes and insurance                                                        186            235
Accounts payable on mortgage loans serviced for others                                               600            229
Accrued interest payable                                                                             108             61
Other liabilities                                                                                  1,486          1,189
Accrued federal income taxes                                                                          -             102
Deferred federal income taxes                                                                        657            580
                                                                                                 -------        -------
         Total liabilities                                                                       274,111        259,850

Commitments                                                                                           -              -

Stockholders' equity
  Serial preferred stock - authorized 500,000 shares of $.01 par value; no shares issued              -              -
  Common stock - authorized 3,000,000 shares of $.01 par value;
    2,374,738 and 1,187,369 shares issued at June 30, 1998 and 1997                                   24             12
  Additional paid-in capital                                                                      13,359         13,267
  Retained earnings - substantially restricted                                                    16,806         15,038
  Less required contributions for shares acquired by employee benefit plans                         (107)          (216)
  Less 91,244 and 47,372 shares of treasury stock at June 30, 1998 and 1997 - at cost               (929)          (965)
  Unrealized gains on securities designated as available for sale,
    net of related tax effects                                                                        68            102
                                                                                                 -------        -------
         Total stockholders' equity                                                               29,221         27,238
                                                                                                 -------        -------

         Total liabilities and stockholders' equity                                             $303,332       $287,088
                                                                                                 =======        =======


The accompanying notes are an integral part of these statements.


                          Glenway Financial Corporation

                       CONSOLIDATED STATEMENTS OF EARNINGS

                               Year ended June 30,
                        (In thousands, except share data)

                                                                             1998         1997         1996
Interest income
  Loans                                                                   $20,477      $18,290      $16,934
  Mortgage-backed securities                                                1,343        1,764        2,029
  Investment securities                                                       476          465          646
  Interest-bearing deposits and other                                         229          216          188
                                                                           ------       ------       ------
         Total interest income                                             22,525       20,735       19,797

Interest expense
  Deposits                                                                 10,910       10,938       10,593
  Borrowings                                                                2,283        1,257        1,340
                                                                           ------       ------       ------
         Total interest expense                                            13,193       12,195       11,933
                                                                           ------       ------       ------

         Net interest income                                                9,332        8,540        7,864

Provision for losses on loans                                                 363          244           60
                                                                           ------       ------       ------
         Net interest income after provision for losses on loans            8,969        8,296        7,804

Other income
  Gain (loss) on sale of loans                                                 21           39          (14)
  Gain (loss) on securities transactions                                       42           63           (9)
  Gain (loss) on sale of office premises and equipment                        (57)          -           144
  Gain (loss) on sale of real estate acquired through foreclosure             (19)          15          (13)
  Loan servicing fees                                                         143          168          187
  Other operating                                                             753          669          626
                                                                           ------       ------       ------
         Total other income                                                   883          954          813

General, administrative and other expense
  Employee compensation and benefits                                        3,235        3,168        3,308
  Occupancy and equipment                                                     689          591          475
  Federal deposit insurance premiums                                          146        1,549          484
  Franchise taxes                                                             239          358          377
  Data processing                                                             323          330          245
  Amortization of goodwill                                                    142          208          220
  Other operating                                                             941        1,144        1,165
                                                                           ------       ------       ------
         Total general, administrative and other expense                    5,715        7,348        6,274
                                                                           ------       ------       ------

         Earnings before income taxes                                       4,137        1,902        2,451

Federal income taxes
  Current                                                                   1,339          657          774
  Deferred                                                                     94           39          132
                                                                           ------       ------       ------
         Total federal income taxes                                         1,433          696          906
                                                                           ------       ------       ------

         NET EARNINGS                                                     $ 2,704      $ 1,206      $ 1,545
                                                                           ======       ======       ======
         EARNINGS PER SHARE
           Basic                                                            $1.19         $.53         $.68
                                                                             ====          ===          ===

           Diluted                                                          $1.16         $.52         $.67
                                                                             ====          ===          ===


The accompanying notes are an integral part of these statements.


                          Glenway Financial Corporation
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                For the years ended June 30, 1998, 1997 and 1996
                        (In thousands, except share data)
                                                                                                                   Shares
                                                                                                              acquired by
                                                                                Additional                       employee
                                                                      Common       paid-in        Retained        benefit
                                                                       stock       capital        earnings          plans
Balance at July 1, 1995                                                 $ 10       $11,026         $15,906          $(618)

Principal repayments on loan to ESOP/amortization of
  expense related to employee benefit plans                               -             31              -             149
Net earnings for the year ended June 30, 1996                             -             -            1,545             -
Cash dividends of $.323 per share                                         -             -             (732)            -
Stock dividend (5%), including cash in lieu of fractional shares           1           965            (970)            -
Issuance of shares under employee benefit and stock option plans          -             80              -             153
Unrealized gains on securities designated as available for sale,
  net of related tax effects                                              -             -               -              -
                                                                         ---        ------          ------            ---

Balance at June 30, 1996                                                  11        12,102          15,749           (316)

Principal repayments on loan to ESOP/amortization of
  expense related to employee benefit plans                               -             44              -             149
Net earnings for the year ended June 30, 1997                             -             -            1,206             -
Cash dividends of $.34 per share                                          -             -             (772)            -
Purchase of treasury shares                                               -             -               -              -
Stock dividend (5%), including cash in lieu of fractional shares           1         1,139          (1,145)            -
Issuance of shares under employee benefit and stock option plans          -            (18)             -             (49)
Unrealized gains on securities designated as available for sale,
  net of related tax effects                                              -             -               -              -
                                                                         ---        ------          ------            ---

Balance at June 30, 1997                                                  12        13,267          15,038           (216)

Principal repayments on loan to ESOP/amortization of
  expense related to employee benefit plans                               -             78              -              65
Net earnings for the year ended June 30, 1998                             -             -            2,704             -
Cash dividends of $.41 per share                                          -             -             (936)            -
2-for-1 stock split                                                       12           (12)             -              -
Issuance of shares under employee benefit and stock option plans          -             26              -              44
Unrealized losses on securities designated as available for sale,
  net of related tax effects                                              -             -               -              -
                                                                         ---        ------          ------            ---

Balance at June 30, 1998                                                $ 24       $13,359         $16,806          $(107)
                                                                         ===        ======          ======           ====




                                                                                          Unrealized
                                                                                      gains (losses)
                                                                                       on securities
                                                                      Treasury         designated as
                                                                         stock    available for sale        Total
Balance at July 1, 1995                                                  $(908)           $ (29)           $25,387

Principal repayments on loan to ESOP/amortization of
  expense related to employee benefit plans                                 -                -                 180
Net earnings for the year ended June 30, 1996                               -                -               1,545
Cash dividends of $.323 per share                                           -                -                (732)
Stock dividend (5%), including cash in lieu of fractional shares            -                -                  (4)
Issuance of shares under employee benefit and stock option plans           152               -                 385
Unrealized gains on securities designated as available for sale,
  net of related tax effects                                                -                20                 20
                                                                           ---              ---             ------

Balance at June 30, 1996                                                  (756)              (9)            26,781

Principal repayments on loan to ESOP/amortization of
  expense related to employee benefit plans                                 -                -                 193
Net earnings for the year ended June 30, 1997                               -                -               1,206
Cash dividends of $.34 per share                                            -                -                (772)
Purchase of treasury shares                                               (411)              -                (411)
Stock dividend (5%), including cash in lieu of fractional shares            -                -                  (5)
Issuance of shares under employee benefit and stock option plans           202               -                 135
Unrealized gains on securities designated as available for sale,
  net of related tax effects                                                -               111                111
                                                                           ---              ---             ------

Balance at June 30, 1997                                                  (965)             102             27,238

Principal repayments on loan to ESOP/amortization of
  expense related to employee benefit plans                                 -                -                 143
Net earnings for the year ended June 30, 1998                               -                -               2,704
Cash dividends of $.41 per share                                            -                -                (936)
2-for-1 stock split                                                         -                -                   -
Issuance of shares under employee benefit and stock option plans            36               -                 106
Unrealized losses on securities designated as available for sale,
  net of related tax effects                                                -               (34)               (34)
                                                                           ---              ---             ------

Balance at June 30, 1998                                                 $(929)            $ 68            $29,221
                                                                          ====              ===             ======








The accompanying notes are an integral part of these statements.
                                        6


                          Glenway Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                               Year ended June 30,
                                 (In thousands)

                                                                                         1998         1997         1996
Cash flows from operating activities:
  Net earnings for the year                                                          $  2,704      $ 1,206      $ 1,545
  Adjustments to reconcile net earnings to net
  cash provided by (used in) operating activities:
    Amortization of premiums and discounts on loans,
      investments and mortgage-backed securities - net                                    (10)          53           67
    Depreciation and amortization                                                         370          335          197
    Provision for losses on loans                                                         363          244           60
    (Gain) loss on sale of loans                                                          (12)         (39)          14
    (Gain) loss on securities transactions                                                (42)         (63)           9
    (Gain) loss on sale of real estate acquired through foreclosure                        19          (15)          13
    (Gain) loss  on sale of office premises and equipment                                  57           -          (144)
    Amortization of deferred loan origination fees                                       (198)         (90)        (102)
    Amortization of goodwill                                                              142          208          220
    Amortization of expense related to employee benefit plans                             143          193          180
    Loans disbursed for sale in the secondary market                                   (1,123)        (440)      (3,442)
    Proceeds from loans sold in the secondary market                                    1,135          444        2,873
    Federal Home Loan Bank stock dividends                                               (177)        (160)        (148)
    Increases (decreases) in cash due to changes in:
      Accrued interest receivable on loans                                               (334)        (111)        (113)
      Accrued interest receivable on mortgage-backed securities,
        investments and interest-bearing deposits                                          37           91            5
      Prepaid expenses and other assets                                                    (8)         141          337
      Accounts payable on mortgage loans serviced for others                              371         (370)         (82)
      Accrued interest payable and other liabilities                                      344          196          (40)
      Checks issued in excess of bank balance                                          (2,422)       1,388         (832)
      Federal income taxes
        Current                                                                          (474)         132          180
        Deferred                                                                           94           39          132
                                                                                      -------       ------       ------
         Net cash provided by operating activities                                        979        3,382          929

Cash flows provided by (used in) investing activities:
  Proceeds from maturities/calls of investment securities                               3,000        1,500        3,026
  Proceeds from sale of investment securities designated as available for sale             -         4,090          993
  Purchase of investment securities designated as held-to-maturity                     (4,000)      (3,000)      (2,075)
  Principal repayments on mortgage-backed securities                                    4,715        4,795        5,474
  Purchase of mortgage-backed securities designated as held-to-maturity                    -            -        (4,267)
  Proceeds from sale of mortgage-backed securities designated
    as available for sale                                                               1,578        2,672        1,060
  Loan principal repayments                                                            82,289       53,283       56,987
  Loan disbursements                                                                 (105,125)     (72,344)     (72,354)
  Purchase and construction of office premises and equipment                             (785)      (1,449)      (1,898)
  Proceeds from sale of office premises and equipment                                   1,596           -           370
  Proceeds from sale/disposal of real estate acquired through foreclosure                  25          590          736
  Purchase of Federal Home Loan Bank stock                                                (58)          -           (16)
  Purchase of single premium life insurance policy                                         -           (60)          -
  Increase in cash surrender value of life insurance policies                             (67)         (68)         (31)
                                                                                      -------       ------       ------
              Net cash used in investing activities                                   (16,832)      (9,991)     (11,995)
                                                                                      -------       ------       ------

              Net cash used in operating and investing
                activities (subtotal carried forward)                                 (15,853)      (6,609)     (11,066)
                                                                                      -------       ------       ------



                          Glenway Financial Corporation

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                               Year ended June 30,
                                 (In thousands)

                                                                                    1998            1997           1996
         Net cash used in operating and investing
           activities (subtotal brought forward)                                $(15,853)        $(6,609)      $(11,066)

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposit accounts                                     (6,214)          4,085         14,391
  Proceeds from borrowings                                                        95,191          58,250         50,200
  Repayment of borrowings                                                        (72,870)        (55,770)       (51,724)
  Repayment of loan to employee stock ownership plan                                 (65)           (148)          (149)
  Advances by borrowers for taxes and insurance                                      (49)             (7)          (231)
  Issuance of shares under stock option and benefit plans                            106             135            385
  Dividends paid on common stock                                                    (936)           (777)          (736)
  Purchase of treasury stock                                                          -             (411)            -
                                                                                 -------          ------        -------
         Net cash provided by financing activities                                15,163           5,357         12,136
                                                                                 -------          ------        -------

Net increase (decrease) in cash and cash equivalents                                (690)         (1,252)         1,070

Cash and cash equivalents at beginning of year                                     3,890           5,142          4,072
                                                                                 -------          ------        -------

Cash and cash equivalents at end of year                                        $  3,200         $ 3,890       $  5,142
                                                                                 =======          ======        =======


Supplemental disclosure of cash flow information:
   Cash paid during the year for:
    Federal income taxes                                                        $  1,591         $   387       $    583
                                                                                 =======          ======        =======

    Interest on deposits and borrowings                                         $ 13,146         $12,190       $ 11,921
                                                                                 =======          ======        =======

Supplemental disclosure of noncash investing activities:
  Transfer from loans to real estate acquired
    through foreclosure                                                         $     -          $   378       $    276
                                                                                 =======          ======        =======

  Transfer of investment securities to an available for sale
    classification                                                              $     -          $    -        $  1,000
                                                                                 =======          ======        =======

  Transfer of mortgage-backed securities to an available
    for sale classification                                                     $     -          $    -        $ 12,100
                                                                                 =======          ======        =======

  Unrealized gains (losses) on securities designated as available
    for sale, net of related tax effects                                        $    (34)        $   111       $     20
                                                                                 =======          ======        =======

  Recognition of mortgage servicing rights in accordance with
    SFAS No. 125                                                                $      9         $    -        $     -
                                                                                 =======          ======        =======


Supplemental disclosure of noncash financing activities:
  Issuance of treasury shares in exchange for outstanding
    shares related to exercise of stock options                                 $     36         $   202       $    152
                                                                                 =======          ======        =======




The accompanying notes are an integral part of these statements.

                          Glenway Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 1998, 1997 and 1996


NOTE A - SUMMARY OF ACCOUNTING POLICIES

    Glenway Financial Corporation (the "Corporation") is a savings and loan holding company whose activities are primarily limited to holding the stock of Centennial Savings Bank (the "Savings Bank"). Future references to the Corporation or the Savings Bank are utilized herein as the context requires. The Savings Bank conducts a general banking business in southwestern Ohio which consists of attracting deposits from the general public and applying those funds to the origination of loans for residential, consumer and nonresidential purposes. The Savings Bank's profitability is significantly dependent on net interest income, which is the difference between interest income generated from interest-earning assets (i.e. loans and investments) and the interest expense paid on interest-bearing liabilities (i.e. customer deposits and borrowed funds). Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances. The level of interest rates paid or received by the Savings Bank can be significantly influenced by a number of environmental factors, such as governmental monetary policy, that are outside of management's control.

    The consolidated financial information presented herein has been prepared in accordance with generally accepted accounting principles ("GAAP") and general accounting practices within the financial services industry. In preparing consolidated financial statements in accordance with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from such estimates.

    The following is a summary of the Corporation's significant accounting policies which have been consistently applied in the preparation of the accompanying consolidated financial statements.

    1.  Principles of Consolidation

    The consolidated financial statements include the accounts of the Corporation and its subsidiary, the Savings Bank, and its wholly-owned subsidiary Centennial Savings and Loan Service Corporation. Centennial Savings and Loan Service Corporation is currently inactive. All significant intercompany balances and transactions have been eliminated.

    2.  Investment Securities and Mortgage-Backed Securities

    The Corporation accounts for investment and mortgage-backed securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires that investments be categorized as held-to-maturity, trading, or available-for-sale. Securities classified as held-to-maturity are carried at cost only if the Corporation has the positive intent and ability to hold these securities to maturity. Trading securities and securities available-for-sale are carried at fair value with resulting unrealized gains or losses recorded to operations or stockholders' equity, respectively.

                          Glenway Financial Corporation

                          June 30, 1998, 1997 and 1996


NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

    2.  Investment Securities and Mortgage-Backed Securities (continued)

    During September 1995, the Financial Accounting Standards Board (the "FASB") granted financial institutions the opportunity to reclassify investment portfolios without calling into question prior intent under SFAS No. 115. The Corporation took advantage of this opportunity in fiscal 1996 by reclassifying approximately $1.0 million of investment securities and $12.1 million of mortgage-backed securities from held-to-maturity to the available-for-sale classification. All reclassifications were made on a single day in conformity with the requirement. It was management's belief that such changes would allow more flexibility in managing interest rate risk within the investment and mortgage-backed securities portfolios. At June 30, 1998 and 1997, the Corporation's stockholders' equity reflected unrealized gains on securities designated as available for sale, net of applicable tax effects, totaling $68,000 and $102,000, respectively.

    Realized gains or losses on sales of securities are recognized using the specific identification method.

    3.  Loans Receivable

    Loans held in portfolio are stated at the principal amount outstanding, adjusted for deferred loan origination fees, the allowance for loan losses and premiums and discounts on loans purchased and sold. Premiums and discounts on loans purchased and sold are amortized and accreted to operations using the interest method over the average life of the underlying loans.

    Interest is accrued as earned unless the collectibility of the loan is in doubt. Uncollectible interest on loans that are contractually past due is charged off, or an allowance is established based on management's periodic evaluation. The allowance is established by a charge to interest income equal to all interest previously accrued, and income is subsequently recognized only to the extent that cash payments are received until, in management's judgment, the borrower's ability to make periodic interest and principal payments has returned to normal, in which case the loan is returned to accrual status. If the ultimate collectibility of the loan is in doubt, in whole or in part, all payments received on nonaccrual loans are applied to reduce principal until such doubt is eliminated.

    Loans held for sale are carried at the lower of cost or market, determined in the aggregate. In computing cost, deferred loan origination fees are deducted from the principal balances of the related loans. The Corporation had no loans held for sale at June 30, 1998 and 1997.

    The Savings Bank retains the servicing on loans sold and agrees to remit to the investor loan principal and interest at agreed-upon rates. These rates can differ from the loan's contractual interest rate, resulting in a "yield differential." Prior to the adoption of SFAS No. 125, gains on sale of loans could include the present value of the future yield differential less a normal servicing fee, capitalized over the estimated life of the loans sold. Normal servicing fees were

                          Glenway Financial Corporation

                          June 30, 1998, 1997 and 1996


NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

    3.  Loans Receivable (continued)

     determined by reference to the stipulated servicing fee set forth by the government agency loan sale agreement. Such fees approximated the Savings Bank's normal servicing costs. The resulting capitalized excess servicing fee is being amortized to operations over the estimated life of the loans using the interest method. If prepayments are higher than expected, an immediate charge to operations is made. If prepayments are lower, then adjustments are made prospectively. At June 30, 1997, unamortized deferred excess servicing fees totaled approximately $18,000. Amortization of the deferred excess servicing fee asset totaled approximately $18,000, $13,000 and $17,000 for the years ended June 30, 1998, 1997 and 1996, respectively.

     The Savings Bank recognizes rights to service mortgage loans for others pursuant to SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." In accordance with SFAS No. 125, an institution that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells those loans with servicing rights retained would allocate some of the cost of the loans to the mortgage servicing rights.

     SFAS No. 125 requires that securitization of mortgage loans be accounted for as sales of mortgage loans and acquisitions of mortgage-backed securities. Additionally, SFAS No. 125 requires that capitalized mortgage servicing rights and capitalized excess servicing receivables be assessed for impairment. Impairment is measured based on fair value.

     The Savings Bank recognized $9,000 of pre-tax gains on sales of loans related to capitalized mortgage servicing rights during the fiscal year ended June 30, 1998.

     The mortgage servicing rights recorded by the Savings Bank, calculated in accordance with the provisions of SFAS No. 125, were segregated into pools for valuation purposes, using as pooling criteria the loan term and coupon rate. Once pooled, each grouping of loans was evaluated on a discounted earnings basis to determine the present value of future earnings that a purchaser could expect to realize from each portfolio. Earnings were projected from a variety of sources including loan servicing fees, interest earned on float, net interest earned on escrows, miscellaneous income, and costs to service the loans. The present value of future earnings is the "economic" value for the pool, i.e., the net realizable present value to an acquirer of the acquired servicing.

    4.  Loan Origination Fees

     The Savings Bank accounts for loan origination fees in accordance with SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." Pursuant to the provisions of SFAS No. 91, origination fees received from loans, net of direct origination costs, are deferred and amortized to interest income using the level-yield method, giving effect to actual loan

                          Glenway Financial Corporation

                          June 30, 1998, 1997 and 1996


NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

    4.  Loan Origination Fees (continued)

    prepayments. Additionally, SFAS No. 91 generally limits the definition of loan origination costs to the direct costs attributable to originating a loan, i.e., principally, actual personnel costs. Fees received for loan commitments that are expected to be drawn upon, based on the Savings Bank's experience with similar commitments, are deferred and amortized over the life of the loan using the level-yield method. Fees for other loan commitments are deferred and amortized over the loan commitment period on a straight-line basis.

    5.  Allowance for Losses on Loans

    It is the Savings Bank's policy to provide valuation allowances for estimated losses on loans based on past loss experience, current trends in the level of delinquent and specific problem loans, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current and anticipated economic conditions in its primary lending areas. When the collection of a loan becomes doubtful, or otherwise troubled, the Savings Bank records a charge-off equal to the difference between the fair value of the property securing the loan and the loan's carrying value. Major loans and major lending areas are reviewed periodically to determine potential problems at an early date. The allowance for losses on loans is increased by charges to earnings and decreased by charge-offs (net of recoveries).

    The Savings Bank accounts for impaired loans in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," which requires that impaired loans be measured based upon the present value of expected future cash flows discounted at the loan's effective interest rate or, as an alternative, at the loan's observable market price or fair value of the collateral. The Savings Bank's current procedures for evaluating impaired loans result in carrying such loans at the lower of cost or fair value.

    A loan is defined under SFAS No. 114 as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. In applying the provisions of SFAS No. 114, the Savings Bank considers its investment in one- to four-family residential loans and consumer installment loans to be homogeneous and therefore excluded from separate identification for evaluation of impairment. With respect to the Savings Bank's investment in multi-family and nonresidential loans, and its evaluation of impairment thereof, such loans are collateral dependent and as a result are carried as a practical expedient at the lower of cost or fair value.

    It is the Savings Bank's policy to charge off unsecured credits that are more than ninety days delinquent. Similarly, collateral dependent loans which are more than ninety days delinquent are considered to constitute more than a minimum delay in repayment and are evaluated for impairment under SFAS No. 114 at that time.

     At June 30, 1998 and 1997, the Savings Bank had no loans that would be defined as impaired under SFAS No. 114.

                          Glenway Financial Corporation

                          June 30, 1998, 1997 and 1996


NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

    6.  Depreciation and Amortization

    Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over the estimated service lives, principally on the straight-line method. An accelerated method is used for tax reporting purposes.

    7.  Real Estate Acquired through Foreclosure

    Real estate acquired through foreclosure is carried at the lower of the loan's unpaid principal balance (cost), or fair value less estimated selling expenses at the date of acquisition. A loan loss provision is recorded for any writedown in the loan's carrying value to fair value at the date of acquisition. A real estate loss provision is recorded if the property's fair value subsequently declines below the value determined at the recording date. In determining the lower of cost or fair value at acquisition, costs relating to development and improvement of property are capitalized. Costs relating to holding real estate acquired through foreclosure, net of rental income, are charged against earnings as incurred.

    8.  Federal Income Taxes

    The Corporation accounts for federal income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes." Pursuant to the provisions of SFAS No. 109, a deferred tax liability or deferred tax asset is computed by applying the current statutory tax rates to net taxable or deductible differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements that will result in taxable or deductible amounts in future periods. Deferred tax assets are recorded only to the extent that the amount of net deductible temporary differences or carryforward attributes may be utilized against current period earnings, carried back against prior years' earnings, offset against taxable temporary differences reversing in future periods, or utilized to the extent of management's estimate of future taxable income. A valuation allowance is provided for deferred tax assets to the extent that the value of net deductible temporary differences and carryforward attributes exceeds management's estimates of taxes payable on future taxable income. Deferred tax liabilities are provided on the total amount of net temporary differences taxable in the future.

    The Corporation's principal temporary differences between pretax financial income and taxable income result primarily from the different methods of accounting for deferred loan origination fees, Federal Home Loan Bank stock dividends, certain components of retirement expense, gains on sale of loans utilizing the net yield method, book and tax bad debt deductions and the loss on mortgage loans sold in a reciprocal sale transaction. Additional temporary differences result from depreciation expense computed utilizing accelerated methods for federal income tax purposes.

                          Glenway Financial Corporation

                          June 30, 1998, 1997 and 1996


NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

    9.  Amortization of Goodwill

    Goodwill arising from acquisitions is being amortized to expense in the same manner and over the same time period as the related original discount on long-term interest-bearing assets acquired, to the extent the value was attributable to that discount. The amount of goodwill in excess of the original unearned discount is being amortized to operations using the straight-line method over a twenty-year period.

    The approximate scheduled amortization with respect to intangible assets is as follows:

                                                                   Future
    Fiscal year ending June 30,                                amortization
                                                               (In thousands)

        1999                                                       $103
        2000                                                         82
        2001                                                         41
                                                                    ---

                                                                   $226

    10.  Benefit Plans

    The Corporation has an Employee Stock Ownership Plan ("ESOP") which provides retirement benefits for substantially all employees who have completed one year of service. Contributions of approximately $149,000, $228,000 and $270,000 were made to the ESOP for the years ended June 30, 1998, 1997 and 1996, respectively.

    The Savings Bank sponsors a 401(k) profit sharing plan. Employer contributions are made solely at the discretion of the Board of Directors, not to exceed amounts allowable under Internal Revenue Service regulations. Profit sharing plan contributions for the years ended June 30, 1998, 1997 and 1996 totaled approximately $88,000, $65,000 and $99,000, respectively.

    The Savings Bank has a directors retirement plan which provides for payments to directors upon retirement, subject to a ten year vesting schedule.
    Expense recorded for the directors retirement plan totaled $173,000, $279,000 and $87,000 for the fiscal years ended June 30, 1998, 1997 and 1996, respectively.

                          Glenway Financial Corporation

                          June 30, 1998, 1997 and 1996


NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

    11.  Stock Incentive Plan

    The Corporation had a Stock Incentive Plan that provided for the issuance of 61,740 shares to directors, officers, and employees. Compensation expense for restricted shares was measured by the fair value at the date of grant. The Corporation issued 16,338 and 23,034 shares of restricted stock during fiscal 1997 and 1996, respectively. The term of the Incentive Plan expired during fiscal 1997. The Corporation recognized expense totaling $19,000 and $178,000 for the years ended June 30, 1997 and 1996, respectively, under the Incentive Plan. The number of shares subject to the Incentive Plan, as well as future references to share totals, have been adjusted for the 2-for-1 stock split in fiscal 1998 and for 5% stock dividends in fiscal 1997 and 1996.

    12.  Management Recognition and Retention Plan and Trust

    The Corporation has a Management Recognition and Retention Plan and Trust ("MRP") which provided for the award of 60,568 shares of the Corporation's common stock to members of management and the Board of Directors. Shares issued by the MRP are generally deemed earned and allocated to participants over a five year period. The Corporation issued 4,484, 3,086 and 13,892 shares of common stock under the MRP during fiscal 1998, 1997 and 1996, respectively, leaving 11,760 shares subject to future issuance at June 30, 1998. Expense under the MRP plan totaled approximately $88,000, $55,000 and $141,000 for the years ended June 30, 1998, 1997 and 1996, respectively.

    13.  Earnings Per Share

    Basic earnings per share is computed based upon the weighted-average shares outstanding during the period, less shares in the Corporation's ESOP that are unallocated and not committed to be released. Weighted-average common shares outstanding totaled 2,273,025, 2,275,628 and 2,258,132 for the fiscal years ended June 30, 1998, 1997 and 1996, respectively.

    Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 2,326,671, 2,310,076, and 2,289,838 for the fiscal years ended June 30,
    1998, 1997 and 1996, respectively.

                          Glenway Financial Corporation

                          June 30, 1998, 1997 and 1996


NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

    13.  Earnings Per Share (continued)

    During fiscal 1998, the Corporation began presenting earnings per share pursuant to the provisions of SFAS No. 128, "Earnings Per Share." Accordingly, the fiscal 1997 and 1996 earnings per share presentation has been revised to conform to the requirements of SFAS No. 128.

    14.  Fair Value of Financial Instruments

    SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of the fair value of financial instruments, both assets and liabilities, whether or not recognized in the consolidated statement of financial condition, for which it is practicable to estimate that value. For financial instruments where quoted market prices are not available, fair values are based on estimates using present value and other valuation methods.

    The methods used are greatly affected by the assumptions applied, including the discount rate and estimates of future cash flows. Therefore, the fair values presented may not represent amounts that could be realized in an exchange for certain financial instruments.

    The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments at June 30, 1998 and 1997:

                  Cash and cash equivalents: The carrying amounts presented in the consolidated statements of financial condition for cash and cash equivalents are deemed to approximate fair value.

                  Investment and mortgage-backed securities: For investment and mortgage-backed securities, fair value is deemed to equal the quoted market price.

                  Loans receivable: The loan portfolio has been segregated into categories with similar characteristics, such as one- to four-family residential, multi-family residential and nonresidential real estate. These loan categories were further delineated into fixed-rate and adjustable-rate loans. The fair values for the resultant loan categories were computed via discounted cash flow analysis, using current interest rates offered for loans with similar terms to borrowers of similar credit quality. For loans on deposit accounts and consumer and other loans, fair values were deemed to equal the historic carrying values. The historical carrying amount of accrued interest on loans is deemed to approximate fair value.

                  Federal Home Loan Bank stock: The carrying amount presented in the consolidated statements of financial condition is deemed to approximate fair value.

                          Glenway Financial Corporation

                          June 30, 1998, 1997 and 1996


NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

    14.  Fair Value of Financial Instruments (continued)

                  Deposits: The fair values of NOW accounts, passbook and club accounts, money market deposits, and advances by borrowers are deemed to approximate the amounts payable on demand. Fair values for fixed-rate certificates of deposit have been estimated using a discounted cash flow calculation using the interest rates currently offered for deposits of similar remaining maturities.

                  Advances from the Federal Home Loan Bank: The fair value of advances is estimated using the rates currently offered for similar advances of similar remaining maturities or, when available, quoted market prices.

                  Commitments to extend credit: For fixed-rate and adjustable-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. The difference between the fair value and notional amount of outstanding loan commitments at June 30, 1998 and 1997, was not material.

    Based on the foregoing methods and assumptions, the carrying value and fair value of the Corporation's financial instruments at June 30, are as follows:

                                                                        1998                               1997
                                                             Carrying           Fair            Carrying           Fair
                                                                value          value               value          value
                                                                                    (In thousands)
    Financial assets
      Cash and cash equivalents                              $  3,200       $  3,200            $  3,890       $  3,890
      Investment securities                                     8,069          8,120               7,042          7,035
      Mortgage-backed securities                               16,874         16,728              23,201         22,866
      Loans receivable                                        262,327        263,124             239,648        238,978
      Stock in Federal Home Loan Bank                           2,617          2,617               2,382          2,382
                                                              -------        -------             -------        -------

                                                             $293,087       $293,798            $276,163       $275,151
                                                              =======        =======             =======        =======

    Financial liabilities
      Deposits                                               $220,639       $221,611            $226,853       $226,671
      Advances from the Federal Home Loan Bank                 50,435         50,669              28,114         27,997
      Advances by borrowers for taxes and insurance               186            186                 235            235
                                                              -------        -------             -------        -------

                                                             $271,260       $272,466            $255,202       $254,903
                                                              =======        =======             =======        =======

    15.  Cash and Cash Equivalents

    For purposes of reporting cash flows, cash and cash equivalents includes cash and due from banks, federal funds sold and interest-bearing deposits in other financial institutions with original terms to maturity of less than ninety days.

                          Glenway Financial Corporation

                          June 30, 1998, 1997 and 1996


NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

    16.  Reclassifications

    Certain prior year amounts have been reclassified to conform to the 1998 consolidated financial statement presentation.


NOTE B - INVESTMENTS, SECURITIES AVAILABLE FOR SALE AND MORTGAGE-BACKED
SECURITIES

     Carrying  values  and  estimated  fair  values  of  investment   securities
     classified as held-to-maturity at June 30 are summarized as follows:


                                                       1998                         1997
                                                          Estimated                      Estimated
                                            Carrying           fair        Carrying           fair
                                               value          value           value          value
                                                                (In thousands)
    U. S. Government obligations              $3,989         $4,026          $2,983         $2,981
    U. S. Government agency obligations        4,005          4,018           3,984          3,979
    Municipal obligations                         75             76              75             75
                                               -----          -----           -----          -----

                                              $8,069         $8,120          $7,042         $7,035
                                               =====          =====           =====          =====

    At June 30, 1998, the excess of the estimated fair value over the Savings Bank's cost carrying value of investment securities, totaling $51,000, was comprised of gross unrealized losses totaling $4,000 and gross unrealized gains of $55,000. At June 30, 1997, the excess of the Savings Bank's cost carrying value over the estimated fair value of investment securities, totaling $7,000, was comprised of gross unrealized losses totaling $26,000 and gross unrealized gains of $19,000.

     The amortized cost and estimated fair value of investment securities at June 30, 1998, by term to maturity, are shown below.


                                                                    Estimated
                                                Amortized                fair
                                                      cost              value
                                                           (In thousands)
    Due within one year                             $2,000             $2,001
    Due in one to five years                         5,994              6,043
    Due after five years                                75                 76
                                                     -----              -----

                                                    $8,069             $8,120
                                                     =====              =====

     At June 30, 1998, the Savings Bank had pledged investment securities with a carrying value of approximately $6.5 million to secure public deposits.

                          Glenway Financial Corporation

                          June 30, 1998, 1997 and 1996


NOTE B - INVESTMENTS, SECURITIES AVAILABLE FOR SALE AND MORTGAGE-BACKED SECURITIES (continued)

    During fiscal 1997 and 1996, the Corporation sold $4.1 million and $1.0 million of investment securities designated as available for sale, realizing losses of $29,000 and $7,000 on such sales.

    The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of mortgage-backed securities at June 30, 1998 and 1997 (including those designated as available for sale), are shown below.

                                                                                         1998
                                                                               Gross            Gross         Estimated
                                                         Amortized        unrealized       unrealized              fair
                                                              cost             gains           losses             value
                                                                                    (In thousands)
    Federal Home Loan
      Mortgage Corporation
      participation certificates                           $ 1,951              $  5             $ 25           $ 1,931
    Government National
      Mortgage Association
      participation certificates                                37                -                 1                36
    Federal National
      Mortgage Association
      participation certificates                             3,226                 7               21             3,212
    Collateralized mortgage obligations                      6,090                21              132             5,979
                                                            ------               ---              ---            ------
         Total mortgage-backed securities
           held to maturity                                 11,304                33              179            11,158

    Mortgage-backed securities designated
      as available for sale                                  5,469               104                3             5,570
                                                            ------               ---              ---            ------

         Total mortgage-backed securities                  $16,773              $137             $183           $16,728
                                                            ======               ===              ===            ======

                          Glenway Financial Corporation

                          June 30, 1998, 1997 and 1996


NOTE B - INVESTMENTS, SECURITIES AVAILABLE FOR SALE AND MORTGAGE-BACKED SECURITIES (continued)

                                                                                         1997
                                                                               Gross            Gross         Estimated
                                                         Amortized        unrealized       unrealized              fair
                                                              cost             gains           losses             value
                                                                                    (In thousands)
    Federal Home Loan
      Mortgage Corporation
      participation certificates                           $ 2,960              $ -              $ 54           $ 2,906
    Government National
      Mortgage Association
      participation certificates                                71                -                 2                69
    Federal National
      Mortgage Association
      participation certificates                             4,081                -                58             4,023
    Collateralized mortgage obligations                      6,169                19              240             5,948
                                                            ------               ---              ---            ------
         Total mortgage-backed securities
           held to maturity                                 13,281                19              354            12,946

    Mortgage-backed securities designated
      as available for sale                                  9,766               169               15             9,920
                                                            ------               ---              ---            ------

         Total mortgage-backed securities                  $23,047              $188             $369           $22,866
                                                            ======               ===              ===            ======

    The amortized cost of mortgage-backed securities at June 30, 1998, including those designated as available-for-sale, are shown below by contractual terms to maturity. Expected maturities will differ from contractual maturities because borrowers may generally prepay obligations without prepayment penalties.

                                                                  Amortized
                                                                       cost
                                                             (In thousands)
    Due after one to five years                                     $   774
    Due after five years to ten years                                   890
    Due after ten years to twenty years                               1,312
    Due after twenty years                                           13,797
                                                                     ------

         Total mortgage-backed securities                           $16,773
                                                                     ======

    During  fiscal 1998 and 1997,  the  Corporation  sold $1.6  million and $2.7
    million,   respectively,   of  mortgage-backed   securities   designated  as
    available-for-sale, realizing respective gains of $42,000 and $92,000.

    During fiscal 1996, the Corporation sold $1.1 million of mortgage-backed securities designated as available-for-sale, realizing a loss of $2,000 as a result of such sale.

                          Glenway Financial Corporation

                          June 30, 1998, 1997 and 1996


NOTE C - LOANS RECEIVABLE

    The composition of the loan portfolio at June 30 is summarized as follows:

                                                     1998                1997
                                                          (In thousands)
    Residential real estate
      One- to four-family residential            $186,723            $177,504
      Home equity lines of credit                  19,816              23,797
      Multi-family residential                     25,572              17,912
      Construction                                 17,048              14,947
    Nonresidential real estate                     18,848              13,548
    Commercial                                      4,779                 921
    Consumer and other                                696                 881
                                                  -------             -------
                                                  273,482             249,510
    Less:
      Undisbursed portion of loans in
        process                                     9,880               8,735
      Deferred loan origination fees                  101                 307
      Allowance for loan losses                     1,174                 820
                                                  -------             -------

                                                 $262,327            $239,648
                                                  =======             =======

    As depicted above, the Savings Bank's lending efforts have historically focused on one- to four-family residential and multi-family residential real estate loans, which comprise approximately $239.3 million, or 91%, of the total loan portfolio at June 30, 1998, and $225.4 million, or 94%, of the total loan portfolio at June 30, 1997. Generally, such loans have been underwritten on the basis of no more than an 80% loan-to-value ratio, which has historically provided the Savings Bank with adequate collateral coverage in the event of default. Nevertheless, the Savings Bank, as with any lending institution, is subject to the risk that residential real estate values could deteriorate in its primary lending area of southwestern Ohio, thereby impairing collateral values. However, management is of the belief that residential real estate values in the Savings Bank's primary lending area are presently stable.

    As discussed previously, the Savings Bank has sold whole loans and participating interests in loans in the secondary market, retaining servicing on the loans sold. Loans sold and serviced for others totaled approximately $49.8 million, $61.1 million and $68.8 million at June 30, 1998, 1997 and 1996, respectively.

                          Glenway Financial Corporation

                          June 30, 1998, 1997 and 1996


NOTE C - LOANS RECEIVABLE (continued)

    The Savings Bank, in the ordinary course of business, has granted loans to its directors, officers and their related business interests. Loans to officers and directors totaled approximately $1.3 million and $877,000 at June 30, 1998 and 1997, respectively.

    The Savings Bank retains a director's spouse to perform title and other legal services principally related to the loan origination function. Management believes that the fees paid for such services (totaling approximately $215,000, $153,000 and $137,000 for the years ended June 30, 1998, 1997 and 1996, respectively) are at, or below, the comparable cost of such services from unrelated parties.


NOTE D - ALLOWANCE FOR LOSSES ON LOANS

     The activity in the allowance for losses on loans is summarized as follows for the years ended June 30:

                                              1998         1997         1996
                                                       (In thousands)
    Beginning balance                       $  820         $618         $616
    Provision charged to operations            363          244           60
    Charge-offs                                (26)         (57)         (58)
    Recoveries                                  17           15           -
                                             -----          ---          ---

    Ending balance                          $1,174         $820         $618
                                             =====          ===          ===

    At June 30, 1998, the Savings Bank's allowance for losses on loans was solely general in nature, and includible as a component of regulatory risk-based capital.

    At June 30, 1998, 1997 and 1996, the Savings Bank's nonaccrual and nonperforming loans totaled $982,000, $851,000 and $883,000, respectively. Interest income which would have been recognized if such loans had performed pursuant to contractual terms totaled approximately $16,000, $22,000 and $35,000 for the years ended June 30, 1998, 1997 and 1996, respectively.

                          Glenway Financial Corporation

                          June 30, 1998, 1997 and 1996


NOTE E - OFFICE PREMISES AND EQUIPMENT

    Office premises and equipment at June 30 are comprised of the following:

                                                       1998           1997
                                                          (In thousands)
    Land                                             $1,329         $1,630
    Office buildings and improvements                 3,283          4,692
    Furniture, fixtures and equipment                 3,618          2,915
                                                      -----          -----
                                                      8,230          9,237
      Less accumulated depreciation
        and amortization                              2,425          2,194
                                                      -----          -----

                                                     $5,805         $7,043
                                                      =====          =====

    In January 1998, the Corporation sold a shopping center for a sales price of $1.6 million, resulting in a loss on sale of $57,000. A branch office located in the shopping center was leased back under a ten year operating lease. The lease cost is subject to adjustment every three years, and totaled $46,000 for the fiscal year ended June 30, 1998. The lease provides for two additional five year renewals. During fiscal 1996, two of the Savings Bank's branch locations were sold resulting in gains totaling $144,000.

                          Glenway Financial Corporation

                          June 30, 1998, 1997 and 1996


NOTE F - DEPOSITS

    Deposits consist of the following major classifications at June 30:

    Deposit type and weighted-
    average interest rate                                        1998                1997
                                                                       (In thousands)
    Checking/NOW accounts
      1998 - 2.81%                                           $ 37,252
      1997 - 2.81%                                                               $ 26,716
    Savings accounts
      1998 - 2.53%                                             31,039
      1997 - 2.78%                                                                 36,602
    Money market deposit accounts
      1998 - 3.07%                                              5,001
      1997 - 3.15%                                                                  5,965
                                                              -------             -------
    Total demand, transaction and savings
      deposits                                                 73,292              69,283

    Certificates of deposit
      Original maturities of:
        Less than 12 months
          1998 - 5.25%                                         28,894
          1997 - 5.57%                                                             45,028
        12 months to 30 months
          1998 - 5.75%                                         95,686
          1997 - 5.86%                                                            102,112
        36 months or greater
          1998 - 6.10%                                         22,757
          1997 - 6.01%                                                             10,430
                                                              -------             -------

    Total certificates of deposit                             147,347             157,570
                                                              -------             -------

                                                             $220,639            $226,853
                                                              =======             =======

    At June 30, 1998 and 1997, the Savings Bank had certificates of deposit accounts with balances in excess of $100,000 totaling $23.6 million and $19.1 million, respectively.

                          Glenway Financial Corporation

                          June 30, 1998, 1997 and 1996


NOTE F - DEPOSITS (continued)

    Interest expense on deposit accounts for the years ended June 30 is summarized as follows:

                                              1998           1997           1996
                                                       (In thousands)
    Savings accounts                       $   896        $ 1,079        $ 1,162
    Checking/NOW accounts                      959            641            333
    Money market deposit accounts              171            219            283
    Certificates of deposit                  8,884          8,999          8,815
                                            ------         ------         ------

                                           $10,910        $10,938        $10,593
                                            ======         ======         ======

     Maturities of outstanding certificates of deposit are summarized as follows at June 30:

                                                          1998           1997
                                                            (In thousands)
    Less than one year                                $102,663       $109,770
    One year to three years                             41,131         41,484
    More than three years                                3,553          6,316
                                                       -------        -------

                                                      $147,347       $157,570
                                                       =======        =======


NOTE G - ADVANCES FROM THE FEDERAL HOME LOAN BANK

    Advances from the Federal Home Loan Bank, collateralized at June 30, 1998 and 1997, by pledges of certain residential mortgage loans totaling $75.7 million and $42.2 million, and the Savings Bank's investment in Federal Home Loan Bank stock are summarized as follows:

    Interest                                                                June 30,
    rate                              Terms to maturity               1998           1997
                                                                         (In thousands)
    5.10% - 6.50%                     Within one year              $16,000        $13,000
    5.42% - 6.50%                     One to three years            20,000          4,000
    5.65%                             Three to five years            2,000             -
    5.50% - 8.20%                     Five to ten years              7,325          6,064
    5.25% - 6.25%                     Over ten years                 5,110          5,050
                                                                    ------         ------

                                                                   $50,435        $28,114
                                                                    ======         ======

    Weighted-average interest rate                                    5.76%          5.97%
                                                                      ====           ====


                          Glenway Financial Corporation

                          June 30, 1998, 1997 and 1996


NOTE H - LOAN TO EMPLOYEE STOCK OWNERSHIP PLAN

    As discussed previously in Note A-10, the Corporation established an ESOP, which initially acquired 51,052 split-adjusted shares of common stock in the 1990 conversion offering. In order to fund the acquisition of stock, the ESOP borrowed $147,000 from an independent third-party lender, payable over a six year term. In connection with the conversion-merger in 1993, the ESOP purchased an additional 108,046 split-adjusted shares of common stock by borrowing an additional $686,000, payable over a six year term. The ESOP loans were repaid in fiscal 1998. At June 30, 1998, the ESOP held 156,143 shares of common stock, of which approximately 147,749 shares had been allocated to participants.


NOTE I - FEDERAL INCOME TAXES

    The provision for federal income taxes on earnings differs from that computed at the statutory corporate tax rate for the years ended June 30 as follows:

                                                                      1998         1997       1996
                                                                              (In thousands)
    Federal income taxes computed at the statutory rate             $1,407         $647       $833
    Increase (decrease) in taxes resulting from:
      Goodwill amortization                                             48           71         75
      Tax-exempt interest                                              (24)         (44)       (29)
      Other                                                              2           22         27
                                                                     -----          ---        ---
    Federal income tax provision per consolidated
      financial statements                                          $1,433         $696       $906
                                                                     =====          ===        ===

                          Glenway Financial Corporation

                          June 30, 1998, 1997 and 1996


NOTE I - FEDERAL INCOME TAXES (continued)

    The composition of the Corporation's net deferred tax liability at June 30 is as follows:

                                                                                           1998           1997
                                                                                               (In thousands)
     Taxes (payable) refundable on temporary  differences
     at estimated corporate tax rate:
       Deferred tax assets:
         General loan loss allowance                                                     $  399         $  279
         Retirement expense                                                                 229            208
         Purchase accounting adjustments other than goodwill                                 10             31
         Other                                                                               20             -
                                                                                          -----          -----
           Total deferred tax assets                                                        658            518

       Deferred tax liabilities:
         Percentage of earnings bad debt deduction                                         (349)          (349)
         Book/tax depreciation                                                             (322)          (186)
         Federal Home Loan Bank stock dividends                                            (428)          (367)
         Deferred loan origination costs                                                   (183)          (141)
         Other                                                                               -              (2)
         Unrealized gains on securities designated as available for sale                    (33)           (53)
                                                                                          -----          -----
           Total deferred tax liabilities                                                (1,315)        (1,098)
                                                                                          -----          -----

           Net deferred tax liability                                                    $ (657)        $ (580)
                                                                                          =====          =====

    The Savings Bank was allowed a special bad debt deduction, generally limited to 8% of otherwise taxable income, subject to certain limitations based on aggregate loans and deposit account balances at the end of the year. If the amounts that qualify as deductions for federal income taxes are later used for purposes other than bad debt losses, including distributions in liquidation, such distributions will be subject to federal income taxes at the then current corporate income tax rate. Retained earnings at June 30, 1998, includes approximately $3.7 million for which federal income taxes have not been provided. The amount of unrecognized deferred tax liability relating to the cumulative bad debt deduction at June 30, 1998, is approximately $1.0 million. See Note N for additional information regarding the Savings Bank's future percentage of earnings bad debt deductions.


NOTE J - LOAN COMMITMENTS

    The Savings Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers, including commitments to extend credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statements of financial condition. The contract or notional amounts of the commitments reflect the extent of the Savings Bank's involvement in such financial instruments.

                          Glenway Financial Corporation

                          June 30, 1998, 1997 and 1996


NOTE J - LOAN COMMITMENTS (continued)

    The Savings Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Savings Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

    At June 30, 1998, the Savings Bank had total outstanding commitments of approximately $1.8 million to originate one- to four-family residential real estate loans.

    Additionally,  the  Savings  Bank had  $29.9  million  of  outstanding  loan commitments under home equity lines and $3.3 million of outstanding loan commitments under commercial lines of credit. In the opinion of management, all loan commitments equaled or exceeded prevalent market interest rates as of June 30, 1998, and such commitments have been underwritten on the same basis as that of the existing loan portfolio. Management believes that all loan commitments are able to be funded through cash flow from operations and existing excess liquidity. Fees received in connection with these commitments have not been recognized in earnings.

    Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Savings Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Savings Bank upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral on loans may vary, but the preponderance of loans granted generally include a mortgage interest in real estate as security.


NOTE K - REGULATORY CAPITAL

    The Savings Bank is subject to the regulatory capital requirements of the Federal Deposit Insurance Corporation (the "FDIC"). Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Savings Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Savings Bank must meet specific capital guidelines that involve quantitative measures of the Savings Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Savings Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

                          Glenway Financial Corporation

                          June 30, 1998, 1997 and 1996


NOTE K - REGULATORY CAPITAL (continued)

    During the calendar year, the Savings Bank was notified by its primary regulator that it was categorized as "well-capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well-capitalized" the Savings Bank must maintain minimum capital ratios as set forth in the table that follows.

    The FDIC has adopted risk-based capital ratio guidelines to which the Savings Bank is subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four risk-weighting categories, with higher levels of capital being required for the categories perceived as representing greater risk.

    These guidelines divide the capital into two tiers. The first tier ("Tier 1") includes common equity, certain non-cumulative perpetual preferred stock (excluding auction rate issues) and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets (except mortgage servicing rights and purchased credit card relationships, subject to certain limitations). Supplementary ("Tier 2") capital includes, among other items, cumulative perpetual and long-term limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan losses, subject to certain limitations, less required deductions. Savings banks are required to maintain a total risk-based capital (the sum of Tier 1 and Tier 2 capital) ratio of 8%, of which 4% must be Tier 1 capital. The FDIC may, however, set higher capital requirements when particular circumstances warrant. Savings banks experiencing or anticipating significant growth are expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

    In addition, the FDIC established guidelines prescribing a minimum Tier 1 leverage ratio (Tier 1 capital to adjusted total assets as specified in the guidelines). These guidelines provide for a minimum Tier 1 leverage ratio of 3% for savings banks that meet certain specified criteria, including that they have the highest regulatory rating and are not experiencing or anticipating significant growth. All other savings banks are required to maintain a Tier 1 leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points.

                          Glenway Financial Corporation

                          June 30, 1998, 1997 and 1996


NOTE K - REGULATORY CAPITAL (continued)

     As of June 30, 1998 and 1997, management believes that the Savings Bank met all capital adequacy requirements to which it is subject.

                                                                   1998
                                                                                                 To be "well-
                                                                                              capitalized" under
                                                                     For capital               prompt corrective
                                             Actual                adequacy purposes          action provisions
                                         Amount    Ratio           Amount    Ratio             Amount     Ratio
                                                               (Dollars in thousands)
    Total capital
      (to risk-weighted assets)         $27,688    14.2%        =>$15,650    =>8.0%         =>$19,563     =>10.0%

    Tier I capital
      (to risk-weighted assets)         $26,514    13.6%       =>$  7,825    =>4.0%         =>$11,738     => 6.0%

    Tier I leverage                     $26,514     8.8%        =>$12,021    =>4.0%         =>$15,027     => 5.0%



                                                                   1997
                                                                                                 To be "well-
                                                                                              capitalized" under
                                                                     For capital               prompt corrective
                                             Actual                adequacy purposes          action provisions
                                         Amount    Ratio           Amount    Ratio             Amount     Ratio
                                                               (Dollars in thousands)
    Total capital
      (to risk-weighted assets)         $24,795    13.4%        =>$14,752    =>8.0%         =>$18,440     =>10.0%

    Tier I capital
      (to risk-weighted assets)         $23,985    13.0%       =>$  7,376    =>4.0%         =>$11,064     => 6.0%

    Tier I leverage                     $23,985     8.5%        =>$11,333    =>4.0%         =>$14,167     => 5.0%


    The Corporation's management believes that, under the current regulatory capital regulations, the Savings Bank will continue to meet its minimum capital requirements in the foreseeable future. However, events beyond the control of the Corporation, such as increased interest rates or a downturn in the economy in the Savings Bank's market areas, could adversely affect future earnings and, consequently, the ability to meet future minimum regulatory capital requirements.

                          Glenway Financial Corporation

                          June 30, 1998, 1997 and 1996


NOTE L - CONDENSED FINANCIAL STATEMENTS OF GLENWAY FINANCIAL
  CORPORATION

    The following condensed financial statements summarize the financial position of the Corporation as of June 30, 1998 and 1997, and the results of its operations and its cash flows for each of the years ended June 30, 1998, 1997 and 1996.

                          Glenway Financial Corporation
                        STATEMENTS OF FINANCIAL CONDITION
                                    June 30,
                                 (In thousands)

                  ASSETS                                         1998         1997
    Cash                                                      $    32      $   164
    Investment in Centennial Savings Bank                      26,808       24,455
    Loans receivable, net                                       1,273           -
    Real estate held for investment                                -         1,668
    Cash surrender value of life insurance                      1,652        1,585
    Prepaid expenses and other assets                              79            2
                                                               ------       ------

                  Total assets                                $29,844      $27,874
                                                               ======       ======

    LIABILITIES AND STOCKHOLDERS' EQUITY

    Other liabilities                                         $   623      $   571
    Loan to Employee Stock Ownership Plan                          -            65
                                                               ------       ------
                                                                  623          636

    Stockholders' equity
      Common stock24                                               12
      Additional paid-in capital                               13,359       13,267
      Retained earnings                                        16,806       15,038
      Shares acquired by employee benefit plans                  (107)        (216)
      Treasury stock - at cost                                   (929)        (965)
      Unrealized gains on securities designated as
        available for sale                                         68          102
                                                               ------       ------

         Total stockholders' equity                            29,221       27,238
                                                               ------       ------

         Total liabilities and stockholders' equity           $29,844      $27,874
                                                               ======       ======


                          Glenway Financial Corporation

                          June 30, 1998, 1997 and 1996


NOTE L - CONDENSED FINANCIAL STATEMENTS OF GLENWAY FINANCIAL
  CORPORATION (continued)

                          Glenway Financial Corporation
                             STATEMENTS OF EARNINGS
                               Year ended June 30,
                                 (In thousands)

                                                                      1998         1997         1996
    Revenue
      Interest income                                               $   47       $    4       $    6
      Dividends received from subsidiary                               724        1,075        1,160
      Equity in undistributed earnings of subsidiary                 2,242          660          735
      Other incom                                                      204          298          279
                                                                     -----        -----        -----
                  Total revenue                                      3,217        1,846        1,989

    Other operating
      Loss on sale of office premises and equipment                    (57)          -            -

    Expenses
      Administrative and other                                         626          866          815
                                                                     -----        -----        -----
                  Net earnings before tax credits                    2,419        1,171        1,365

      Federal income tax credits                                      (170)         (35)        (180)
                                                                     -----        -----        -----

                  Net earnings                                      $2,704       $1,206       $1,545
                                                                     =====        =====        =====


                          Glenway Financial Corporation
                            STATEMENTS OF CASH FLOWS
                               Year ended June 30,
                                 (In thousands)

                                                                   1998         1997         1996
    Cash flows provided by (used in) operating activities:
      Net earnings for the year                                  $2,704       $1,206       $1,545
      Adjustments to reconcile net earnings to net cash
      provided by (used in) operating activities:
        Undistributed earnings of consolidated subsidiary        (2,242)        (660)        (735)
        Depreciation                                                 20           36           36
        Loss on sale of office premises and equipment                57           -            -
        Increases (decreases) in cash due to
        changes in:
          Other liabilities                                          52          170          (98)
          Prepaid expenses and other                                (12)         485          (30)
                                                                  -----        -----        -----

                  Net cash provided by operating activities
                    (balance carried forward)                       579        1,237          718
                                                                  -----        -----        -----


                          Glenway Financial Corporation

                          June 30, 1998, 1997 and 1996


NOTE L - CONDENSED FINANCIAL STATEMENTS OF GLENWAY FINANCIAL
  CORPORATION (continued)

                          Glenway Financial Corporation
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                               Year ended June 30,
                                 (In thousands)

                                                                                1998         1997         1996
                  Net cash provided by operating activities
                    (balance brought forward)                                 $  579       $1,237         $718

    Cash flows used in investing activities:
      Proceeds from sale of office premises and equipment                      1,596           -            -
      Purchase of office premises and equipment                                   (5)         (15)          (5)
      Loan principal repayments                                                    7           -            -
      Loan disbursements                                                      (1,280)          -            -
      Purchase of single premium life insurance policy                            -           (60)          -
      Increase in cash surrender value of life insurance
        policies                                                                 (67)         (68)         (31)
                                                                               -----        -----          ---
                  Net cash provided by (used in) investing activities            251         (143)         (36)

    Cash flows provided by (used in) financing activities:
      Repayment of loan to ESOP                                                  (65)        (148)        (149)
      Payment of dividends on common stock                                      (936)        (777)        (736)
      Issuance of shares under stock option plan                                  39          202          219
      Purchase of treasury stock                                                  -          (411)          -
                                                                               -----        -----          ---
                  Net cash used in financing activities                         (962)      (1,134)        (666)
                                                                               -----        -----          ---

    Net increase (decrease) in cash and cash equivalents                        (132)         (40)          16

    Cash and cash equivalents at beginning of year                               164          204          188
                                                                               -----        -----          ---

    Cash and cash equivalents at end of year                                  $   32       $  164         $204
                                                                               =====        =====          ===

    Under Federal Reserve Board supervisory policy, a holding company generally should not maintain its existing rate of cash dividends on common shares unless (i) the corporation's net earnings available to common stockholders over the past year has been sufficient to fully fund the dividends, and (ii) the prospective rate of earnings retention appears consistent with capital needs, asset quality, and overall financial condition. The FDIC has authority to prohibit a company from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the company. Under Ohio law, the Corporation and Centennial are prohibited from paying a dividend which would result in insolvency. Ohio law requires the Corporation and Centennial to obtain approval from the Ohio Department of Commerce, Division of Financial Institutions before payment of dividends in excess of net earnings for the current and two prior fiscal years, with certain adjustments.

                          Glenway Financial Corporation

                          June 30, 1998, 1997 and 1996


NOTE M - STOCK OPTION PLAN

    In fiscal 1996, the Corporation adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits entities to continue to account for stock options and similar equity instruments under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net earnings and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.

    The Corporation applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for the stock option plan. Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost for the Corporation's stock option plan been determined based on the fair value at the grant dates, consistent with the accounting method utilized in SFAS No. 123, the Corporation's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                     1998             1997              1996
    Net earnings (In thousands)     As reported                    $2,704           $1,206            $1,545
                                                                    =====            =====             =====

                                      Pro-forma                    $2,686           $1,149            $1,545
                                                                    =====            =====             =====

    Earnings per share
      Basic                         As reported                     $1.19             $.53              $.68
                                                                     ====              ===               ===

                                      Pro-forma                     $1.18             $.51              $.68
                                                                     ====              ===               ===

      Diluted                       As reported                     $1.16             $.52              $.67
                                                                     ====              ===               ===

                                      Pro-forma                     $1.15             $.50              $.67
                                                                     ====              ===               ===


    The fair value of each option grant is estimated on the date of grant using the modified Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 1998 and 1997, respectively; dividend yield of 7.50% and expected volatility of 25.0% for all years; risk-free interest rate of 6.00% and expected lives of ten years.

                          Glenway Financial Corporation

                          June 30, 1998, 1997 and 1996


NOTE M - STOCK OPTION PLAN (continued)

     A summary of the status of the Corporation's stock option plan as of June 30, 1998, 1997 and 1996, and changes during the periods ending on those dates is presented below:


                                                    1998                      1997                     1996
                                                       Weighted-                   Weighted-                  Weighted-
                                                         average                     average                    average
                                                        exercise                    exercise                   exercise
                                             Shares        price        Shares         price        Shares        price
    Outstanding at beginning of year         52,599       $14.34        42,075        $12.24        53,592       $ 8.51
    Effect of two-for-one stock split        51,849         7.17            -             -             -            -
    Granted                                   7,000        17.75        20,500         20.88            -            -
    Exercised                                 2,750        11.13       (9,976)         10.90       (11,517)        5.12
    Forfeited                                 5,093         6.33            -             -             -            -
                                            -------        -----        ------         -----        ------        -----

    Outstanding at end of year              103,605       $ 8.55        52,599        $14.34        42,075       $12.24
                                            =======        =====        ======         =====        ======        =====

    Options exercisable at year-end         103,605       $ 8.55        52,599        $14.34        42,075       $12.24
                                            =======        =====        ======         =====        ======        =====
    Weighted-average fair value of
      options granted during the year
      (split-adjusted)                                     $2.14                       $2.12                        N/A
                                                            ====                        ====                        ===

    The following information applies to options outstanding at June 30, 1998:

    Number outstanding                                              103,605
    Range of exercise prices                                 $6.33 - $17.75
    Weighted-average exercise price                                   $8.55
    Weighted-average remaining contractual life                  7.12 years


NOTE N - LEGISLATIVE MATTERS

    The deposit accounts of the Savings Bank and of other savings associations are insured by the FDIC through the Savings Association Insurance Fund ("SAIF"). Prior to September 1996, the reserves of the SAIF were below the level required by law because a significant portion of the assessments paid into the fund were used to pay the cost of prior thrift failures. The deposit accounts of commercial banks are insured by the FDIC through the Bank Insurance Fund ("BIF"), except to the extent such banks have acquired SAIF deposits. The reserves of the BIF met the level required by law in May 1995. As a result of the respective reserve levels of the funds, deposit insurance assessments paid by healthy savings associations exceeded those paid by healthy commercial banks by approximately $.19 per $100 in deposits in 1995. In fiscal 1996 and 1997, no BIF assessments were required for healthy commercial banks except for a $2,000 minimum fee.

                          Glenway Financial Corporation

                          June 30, 1998, 1997 and 1996


NOTE N - LEGISLATIVE MATTERS (continued)

    Legislation was enacted to recapitalize the SAIF that provided for a special assessment totaling $.657 per $100 of SAIF deposits held at March 31, 1995, in order to increase SAIF reserves to the level required by law. The Savings Bank held $205.5 million in deposits at March 31, 1995, resulting in an assessment of approximately $1.35 million, or $891,000 after tax, which was charged to operations in fiscal 1997.

    Under separate legislation related to the recapitalization plan, the Savings Bank is required to recapture as taxable income approximately $1.0 million of its tax bad debt reserve, which represents the post-1987 additions to the reserve, and will be unable to utilize the percentage of earnings method to compute its bad debt deduction in the future. The Savings Bank has provided deferred taxes for this amount and will be permitted to amortize the recapture of the bad debt reserve in taxable income over six years.