Form 10KSB/A
period 1998-06-30
GLENWAY FINANCIAL CORP
filed 1999-03-17
CIK 861997

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

                                EXPLANATORY NOTE

The Registrant is amending its Annual Report on Form 10-KSB for the year ended June 30, 1998 to included in Item 13, Exhibit 13 a signed auditor's report and a complete set of financial statements.


                                     PART IV

Item 13.  Exhibits and Reports on Form 8-K

(a)      Exhibits

              13             Financial Statements and Auditor's Report



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

                                        GLENWAY FINANCIAL CORPORATION



                                        By: /s/Robert R. Sudbrook
                                             Robert R. Sudbrook, President and
                                             Chief Executive Office (Duly
                                             Authorized Representative)

                                INDEX TO EXHIBITS



Exhibit Number                     Description

13                                 Financial Statements and Auditor's Report